Form 10QSB
period 1999-06-30
QUAZON CORP /NV/
filed 1999-08-16
CIK 1083036

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1999

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                  Commission File Number 0-25853

                           QUAZON CORP.
(Exact name of small business issuer as specified in its charter)

            Nevada                          87-0570975
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

          135 West 900 South, Salt Lake City, Utah 84101
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (801) 278-2805

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                Outstanding as of June 30, 1999
Common Stock, $.001 par value           3,991,180



                        TABLE OF CONTENTS

Heading                                                              Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .     3

          Consolidated Balance Sheets -- June 30, 1999
            and December 31, 1998. . . . . . . . . . . . . . . . .     4

          Consolidated Statements of Operations -- three
            and six months ended June 30, 1999 and 1998. . . . . .     5

          Consolidated Statements of Stockholders' Equity  . . . .     6

          Consolidated Statements of Cash Flows -- three
            and six months ended June 30, 1999 and 1998. . . . . .     8

          Notes to Consolidated Financial Statements . . . . . . .     9

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .    12

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .    15

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .    15

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .    15

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .    15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .    15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    16

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .    17



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1999, have been prepared by the Company.















                           QUAZON CORP.


                       FINANCIAL STATEMENTS

               June 30, 1999 and December 31, 1998



                         QUAZON, CORP.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                   June 30,      December 31,
                                                     1999            1998
                                                (Unaudited)
CURRENT ASSETS

 Cash                                             $    1,001     $    2,884

  Total Current Assets                                 1,001          2,884

  TOTAL ASSETS                                    $    1,001     $    2,884


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                 $     2,677     $     823
 Notes payable - related party (Note 2)                15,000        10,000

  Total Current Liabilities                            17,677        10,823

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 100,000,000
  common shares at $0.001 par value:
  3,991,180 shares issued and outstanding               3,991         3,991
 Capital in excess of par value                     1,847,740     1,847,740
 Accumulated deficit prior to January 1, 1994      (1,826,092)   (1,826,092)
 Deficit accumulated during the development stage     (42,315)      (33,578)

  Total Stockholders' Equity (Deficit)                (16,676)       (7,939)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                               $     1,001    $    2,884




                              QUAZON, CORP.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                                     From the
                                                                    Beginning of
                                                                     Development
                                                                      Stage on
                                 For the               For the       January 1,
                           Three Months Ended     Six Months Ended  1994 Through
                                 June 30,              June 30,        June 30,
                             1999       1998       1999       1998       1999


REVENUES                  $    -     $    -     $    -     $    -      $   -

EXPENSES

 General and administrative    -         1,500      7,987      4,100     40,926
 Interest expense               375        146        750        291      1,389

  Total Expenses                375      1,646      8,737      4,391    (42,315)

NET LOSS                  $    (375)  $ (1,646)  $ (8,737)  $ (4,391)  $(42,315)

BASIC LOSS PER SHARE      $   (0.00)  $  (0.00)  $  (0.00)  $  (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING    3,991,180  1,492,550  3,991,180  1,492,550




                           QUAZON, CORP.
                   (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                   Accumulated
                                                     Capital in     During the
                                    Common Stock      Excess of    Development
                                   Shares   Amount    Par Value       Stage

Balance, December 31, 1993          5,530   $    6   $ 1,826,086   $ (1,826,092)

Net loss for the year ended
 December 31, 1994                   -        -             -              -

Balance, December 31, 1994          5,530        6     1,826,086     (1,826,092)

Net loss for the year ended
 December 31, 1995                   -        -             -              -

Balance, December 31, 1995          5,530        6     1,826,086     (1,826,092)

Net loss for the year ended          -        -             -              -
 December 31, 1996

Balance, December 31, 1996          5,530        6     1,826,086     (1,826,092)

November 7, 1997, issuance of
 common stock at $0.01 per share
 for cash                         466,667      467         4,533           -

November 12, 1997, issuance of
 common stock at $0.01 per share
 for cash                         499,999      499         7,451           -

Fractional shares issued in
 reverse stock split               18,984       19           (19)          -

Contributed capital                  -        -              936           -

Net loss for the year ended
 December 31, 1997                   -        -             -           (16,286)

Balance, December 31, 1997        991,180  $   991   $ 1,838,987   $ (1,842,378)




                          QUAZON, CORP.
                   (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit) (Continued)


                                                                       Deficit
                                                                     Accumulated
                                                     Capital in       During the
                                     Common Stock     Excess of      Development
                                   Shares   Amount    Par Value         Stage

Balance, December 31, 1997        991,180  $   991   $ 1,838,987   $ (1,842,378)

Contributed capital                  -        -            1,753           -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for services             1,500,000    1,500         3,500           -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for cash                 1,500,000    1,500         3,500           -

Net loss for the year ended
 December 31, 1998                   -        -             -           (17,292)

Balance, December 31,1998       3,991,180    3,991     1,847,740     (1,859,670)

Net loss for the six months
 ended June 30, 1999 (unaudited)     -        -             -            (8,737)

Balance, June 30, 1999
 (unaudited)                    3,991,180  $ 3,991   $ 1,847,740   $ (1,868,407)




                           QUAZON, CORP.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                     From the
                                                                    Beginning of
                                                                    Development
                                                                      Stage on
                                        For the          For the     January 1,
                                Three Months Ended Six Months Ended 1994 Through
                                       June 30,          June 30,     June 30,
                                    1999     1998     1999     1998     1999


CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                          $  (375) $(1,646) $(8,737) $(4,391) $(42,315)
Adjustments to reconcile net
 loss to net cash provided
 (used) by operating activities:
Stock issued for services            -        -        -        -        5,000
Changes in operating asset
 and liability accounts:
Increase (decrease) in accounts
   payable                            206     -       1,854     -        2,677

  Net Cash (Used) by Operating
   Activities                        (169)  (1,646)  (6,883)  (4,391)  (34,638)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                         -        -        -        -         -

CASH FLOWS FROM FINANCING ACTIVITIES:

Contributed capital                  -        -        -       1,170     2,689
Proceeds from notes payable -
 related party                       -       1,000    5,000     -       15,000
Issuance of common stock for cash    -        -        -        -       17,950

  Net Cash Provided by Financing
   Activities                        -       1,000    5,000    1,170    35,639

NET INCREASE (DECREASE) IN CASH      (169)    (646)  (1,883)  (3,221)    1,001

CASH AT BEGINNING OF PERIOD         1,170    3,480    2,884    6,055      -

CASH AT END OF PERIOD             $ 1,001  $ 2,834  $ 1,001  $ 2,834  $  1,001

Cash Payments For:

  Income taxes                    $  -     $  -     $  -     $  -     $   -
  Interest                        $  -     $  -     $  -     $  -     $   -




                            QUAZON, CORP.
                    (A Development Stage Company)
                  Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a. Organization

            Quazon, Corp. (the Company) was originally incorporated on June 26, 1981, as a Utah Corporation under the name of The Fence Post, Inc.

            On March 24, 1986, the Company changed its name to Dynamic Video, Inc. On September 6, 1988, the name was changed to Loki Holding Corporation.

            On September 11, 1990, the name was changed to Interactive Development Applications, Inc. and completed a reverse acquisition of several Belgium corporations, which was revoked in 1997.

            On November 7, 1997, the name was changed to Quazon, Corp., a Utah corporation. On November 19, 1997, Quazon, Corp. of Utah merged with Quazon, Corp., a Nevada corporation, leaving the Nevada corporation as the surviving company.

            Currently the Company is seeking new business opportunities believed to hold a potential profit or to merge with an existing company.

            b. Accounting Method

            The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a December 31 year end.

            c. Basic Loss Per Share

            The computations of basic loss per share of common stock are based on the weighted average number of shares issued and outstanding at the date of the financial statements.

            d. Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            e. Cash Equivalents

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.



                            QUAZON, CORP.
                    (A Development Stage Company)
                  Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            f. Provision for Taxes

            At June 30, 1998, the Company had net operating loss carryforwards of approximately $42,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

            g.  Unaudited Financial Statements

            The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

            In 1998, an officer of the Company contributed $1,753 to the Company in expenses incurred on the Company's behalf. The officer contributed $936 in 1997.

            On October 21, 1997, 23,000,000 shares of common stock was issued to officers and directors of the Company for services. On November 12, 1997, the previously mentioned shares were returned and canceled and the transaction was reversed retroactively.

            On November 11, 1997, the Company issued 466,667 shares of its restricted common stock to officers of the Company for cash of $5,000.

            On November 12, 1997, the Company issued 499,999 shares of its restricted common stock for $8,000 cash.

            On October 30, 1998, the Company issued 1,500,000 post-split shares of restricted common stock to officers of the Company for services valued at $5,000 and 1,500,000 to Company officers for $5,000 cash.

            The Company has notes payable to an officer totaling $10,000 at December 31, 1998. The notes are unsecured and due upon demand. Interest is imputed on the note at 10% per annum, which is contributed by the officer to the capital of the Company.

NOTE 3 - GOING CONCERN

            The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.



                           QUAZON, CORP.
                    (A Development Stage Company)
                  Notes to the Financial Statements

NOTE 4 - REVERSE STOCK SPLIT

            On October 24, 1997, the board of directors of the Company approved a 1-for-250 reverse stock split and on October 30, 1998, the board of directors of the Company approved a 1-for-15 reverse stock split while retaining the authorized shares at 100,000,000 and retaining the par value at $0.001. This change has been applied to the financial statements on a retroactive basis back to inception of the development stage. The Company provided that no shareholder would be reduced below 100 shares, accordingly, 18,984 post-split fractional shares were issued.




Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     Quazon Corp. (the "Company") is considered a development stage company with only nominal assets and with no significant operations or income. The costs and expenses associated with the preparation and filing of the Company's registration statement on Form 10-SB have been paid for by funds advanced to the Company by an officer pursuant to a note payable and the private sale of shares of common stock. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds, including funds to cover expenses associated with being a public company, will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     At December 31, 1998 and June 30, 1999, the Company had total assets consisting of cash of $2,884 and $1,001, respectively.
Total liabilities at December 31, 1998 were $10,823, consisting primarily of $10,000 in notes payable to an officer of the Company. Total liabilities at June 30, 1999 were $17,667, consisting primarily of $15,000 in notes payable to the same officer. The notes are unsecured and due upon demand. Interest is imputed at the rate of ten percent (10%) per annum, which is contributed by the officer to the capital of the Company.

     The Company has not had any significant revenues since its inception. For the three and six months ended June 30, 1999, general and administrative expenses were $0 and $7,987 respectively, compared to $1,500 and $4,100 for the three and six months ended June 30, 1998, respectively. The 1999 expenses are primarily for the legal and accounting expenses related to the filing of the Company's registration statement. The Company's net loss for the three and six months ended June 30, 1999 were $375 and $8,737, respectively, compared with a net loss of $1,646 and $4,391 for the three and six months ended June 30, 1998, respectively.

     No revenues are anticipated prior to the Company consummating an acquisition or merger agreement and, during this period of time, the Company anticipates its expenses to be level.



     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

     During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

     The Company has accumulated approximately $33,000 of net operating loss carryforwards as of December 31, 1998 and approximately $42,000 as of June 30,1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Year 2000

     Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     Because the Company currently does not have any operations except for its search for viable business opportunities, it does not own or use any computer equipment. The Company does not anticipate doing a full assessment of the potential Year 2000 issue until it has made an acquisition of or merged with an operating entity. The Company does not believe that the cost of addressing the issue will have a material adverse impact on its financial position. Further, the Company believes that no third parties with whom it may have a material relationships will be materially affected by the Year 2000 issues.

Risk Factors and Cautionary Statements

     This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Commission.




                             PART II

Item 1.   Legal Proceedings

     There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.   Changes In Securities and Use of Proceeds

     This Item is not applicable to the Company.

Item 3.   Defaults Upon Senior Securities

     This Item is not applicable to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     This Item is not applicable to the Company.

Item 5.   Other Information

     This Item is not applicable to the Company.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the three month period ended June 30, 1999.



                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QUAZON CORP.



Date:  August 16, 1999             By:  /S/ Steven D. Moulton
                                        STEVEN D. MOULTON
                                        C.E.O., C.F.O., President
                                        and Director




Date:  August 16, 1999             By  /S/ Dianne Reed
                                        DIANE REED
                                        Secretary/Treasurer,  and
                                        Director
                                        (Principal Accounting
                                         Officer)