Form 10QSB
period 1999-09-30
QUAZON CORP /NV/
filed 1999-11-12
CIK 1083036

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class              Outstanding as of September 30, 1999

     Common Stock, $.001 par value                3,991,180



                        TABLE OF CONTENTS

Heading                                                                  Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .         3

          Consolidated Balance Sheets -- September 30,
            1999 and December 31, 1998 . . . . . . . . . . . . . .         4

          Consolidated Statements of Operations -- three
            and nine months ended September 30, 1999
            and 1998 . . . . . . . . . . . . . . . . . . . . . . .         5

          Consolidated Statements of Stockholders' Equity. . . . .         6

          Consolidated Statements of Cash Flows -- three
            and nine months ended September 30, 1999
            and 1998 . . . . . . . . . . . . . . . . . . . . . . .         8

          Notes to Consolidated Financial Statements . . . . . . .         9

Item 2.   Management's Discussion and Analysis or
            Plan of Operations . . . . . . . . . . . . . . . . . .        12

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        16

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .        16

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .        16

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .        16

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        16

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .        17



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Company.















                           QUAZON CORP.


                       FINANCIAL STATEMENTS

             September 30, 1999 and December 31, 1998



                         QUAZON, CORP.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                           September 30,     December 31,
                                              1999               1998
                                           (Unaudited)
CURRENT ASSETS

 Cash                                    $    8,422         $     2,884

  Total Current Assets                        8,422               2,884

  TOTAL ASSETS                           $    8,422         $     2,884


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $    1,125         $       823
 Notes payable - related party (Note 2)      25,000              10,000

  Total Current Liabilities                  26,125              10,823

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 100,000,000
  common shares at $0.001 par value:
  3,991,180 shares issued and outstanding     3,991               3,991
 Capital in excess of par value           1,847,740           1,847,740
 Accumulated deficit prior to
  January 1, 1994                        (1,826,092)         (1,826,092)
 Deficit accumulated during the
  development stage                         (43,342)            (33,578)

  Total Stockholders' Equity (Deficit)      (17,703)             (7,939)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $    8,422         $     2,884




                              QUAZON, CORP.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)

                                                                     From the
                                                                   Beginning of
                                                                    Development
                                                                      Stage on
                                  For the             For the        January 1,
                            Three Months Ended   Three Months Ended 1994 Through
                               September 30,        September 30,  September 30,
                              1999       1998      1999       1998      1999


REVENUES                     $  -      $  -       $  -      $  -      $   -

EXPENSES

 General and administrative      652     5,119      8,639     9,219      41,578
 Interest expense                375       146      1,125       437       1,764

  Total Expenses               1,027     5,265      9,764     9,656     (43,342)

NET LOSS                     $(1,027)  $(5,265)   $(9,764)  $(9,656)   $(43,342)

BASIC LOSS PER SHARE         $ (0.00)  $ (0.00)   $ (0.00)  $ (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING     3,991,180 1,492,550  3,991,180 1,492,550



                           QUAZON, CORP.
                   (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)


                                                                      Deficit
                                                                    Accumulated
                                                       Capital in    During the
                                       Common Stock     Excess of   Development
                                     Shares    Amount   Par Value      Stage

Balance, December 31, 1993            5,530   $    6   $ 1,826,086  $(1,826,092)

Net loss for the year ended
 December 31, 1994                     -        -             -            -

Balance, December 31, 1994            5,530        6     1,826,086   (1,826,092)

Net loss for the year ended
 December 31, 1995                     -        -             -            -

Balance, December 31, 1995            5,530        6     1,826,086   (1,826,092)

Net loss for the year ended
 December 31, 1996                     -        -             -            -

Balance, December 31, 1996            5,530        6     1,826,086   (1,826,092)

November 7, 1997, issuance of
 common stock at $0.01 per share
 for cash                           466,667      467         4,533         -

November 12, 1997, issuance of
 common stock at $0.01 per share
 for cash                           499,999      499         7,451         -

Fractional shares issued in reverse
 stock split                         18,984       19           (19)        -

Contributed capital                    -        -              936         -

Net loss for the year ended
 December 31, 1997                     -        -             -         (16,286)

Balance, December 31, 1997          991,180  $   991   $ 1,838,987  $(1,842,378)



                          QUAZON, CORP.
                   (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit) (Continued)


                                                                     Deficit
                                                                   Accumulated
                                                       Capital in   During the
                                       Common Stock     Excess of  Development
                                     Shares    Amount   Par Value     Stage

Balance, December 31, 1997          991,180   $   991  $ 1,838,987  $(1,842,378)

Contributed capital                    -         -           1,753         -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for services               1,500,000     1,500        3,500         -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for cash                   1,500,000     1,500        3,500         -

Net loss for the year ended
 December 31, 1998                     -         -            -         (17,292)

Balance, December 31,1998         3,991,180     3,991    1,847,740   (1,859,670)

Net loss for the nine months
 ended September 30, 1999
 (unaudited)                          -          -            -          (9,764)

Balance, September 30, 1999
 (unaudited)                     3,991,180  $   3,991  $ 1,847,740  $(1,869,434)





                           QUAZON, CORP.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                      From the
                                                                    Beginning of
                                                                    Development
                                                                      Stage on
                                      For the          For the        January 1,
                              Three Months Ended Three Months Ended 1994 Through
                                   September 30,     September 30, September 30,
                                   1999     1998      1999     1998      1999

CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                       $(1,027) $(5,265)  $(9,764) $(9,656)  $(43,342)
  Adjustments to reconcile net
  loss to net cash provided
  (used) by operating activities:
   Stock issued for services        -        -         -        -         5,000
  Changes in operating asset and
  liability accounts:
   Increase (decrease) in accounts
   payable                        (1,552)    -          302     -         1,125

    Net Cash (Used) by Operating
     Activities                   (2,579)  (5,265)   (9,462)  (9,656)   (37,217)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                        -        -         -        -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Contributed capital               -         583      -       1,753      2,689
  Proceeds from notes payable -
  related party                   10,000    5,000    15,000    5,000     25,000
  Issuance of common stock for cash -        -         -        -        17,950

    Net Cash Provided by Financing
    Activities                    10,000    5,583    15,000    6,753     45,639

NET INCREASE (DECREASE) IN CASH    7,421      318     5,538   (2,903)     8,422

CASH AT BEGINNING OF PERIOD        1,001    2,834     2,884    6,055       -

CASH AT END OF PERIOD            $ 8,422   $3,152  $ 8,422  $ 3,152  $  8,422

Cash Payments For:

  Income taxes                   $  -      $ -     $  -     $  -     $   -
  Interest                       $  -      $ -     $  -     $  -     $   -



                          QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 1999

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



                          QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
                       September 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f. Provision for Taxes

       At September 30, 1999, the Company had net operating loss carryforwards of approximately $43,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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



                         QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 1999

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

     Quazon Corp. (the "Company"), a development stage company has only nominal assets and no significant operations or income. Certain costs and expenses have been paid for by funds advanced to the Company by an officer pursuant to a note payable and the private sale of shares of common stock. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds, including funds to cover expenses associated with being a public company, will most likely be provided by the Company's officers and directors in the immediate future. It must be noted that unless the Company is able to facilitate an acquisition of or merger with an operating business, or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     At December 31, 1998 and September 30, 1999, the Company had total assets consisting of cash of $2,884 and $8,422, respectively. The cash represents advances to the Company by an officer. Total liabilities at December 31, 1998 were $10,823, consisting primarily of $10,000 in notes payable to an officer of the Company. Total liabilities at September 30, 1999 were $26,125, consisting primarily of $25,000 in notes payable to the same officer. The notes are unsecured and due upon demand. Interest is imputed at the rate of ten percent (10%) per annum, which is contributed by the officer to the capital of the Company.

     Since its inception, the Company has not engaged it any significant business operations or realized any revenues . For the three and nine months ended September 30, 1999, general and administrative expenses were $625 and $8,639 respectively, compared to $5,119 and $9,219 for the three and nine months ended September 30, 1998, respectively. The 1999 expenses are primarily for the legal and accounting expenses related to the filing of the Company's registration statement. The Company's net loss for the three and nine months ended September 30, 1999 were $1,027 and $9,764, respectively, compared with a net loss of $5,265 and $9,656 for the three and nine months ended September 30, 1998, respectively.

     The Company does not anticipate any revenues until it is able to complete an acquisition of or merger with an operating business. During this interim period, the Company anticipates that its expenses will be stable.



     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

     During the next 12 months, the Company intends to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.
In its search for business opportunities, management intends to use various resources including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others. Because of the Company's lack of capital, it is less likely that it will employ outside consultants for a fee.

     The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.
Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

     Evaluation

     Once a potential business opportunity is identified, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. In its investigation, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.




     Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

     Form of Potential Acquisition or Merger

     Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved.
Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

     In the event the Company successfully acquires or merges with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Most likely, the owners of the business opportunity will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

     Because the Company lacks sufficient funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Net Operating Loss

     The Company has accumulated approximately $33,000 of net operating loss carryforwards as of December 31, 1998 and approximately $43,000 as of September 30,1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or nine months ended September 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the three month period ended September 30, 1999.



                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QUAZON CORP.



Date:  November 11, 1999                By:  /S/ Steven D. Moulton
                                        STEVEN D. MOULTON
                                        C.E.O., C.F.O., President
                                        and Director




Date:  November 11, 1999                By  /S/ Dianne Reed
                                        DIANE REED
                                        Secretary/Treasurer,  and
                                        Director
                                        (Principal Accounting
                                         Officer)