Form 10KSB
period 1999-12-31
QUAZON CORP /NV/
filed 2000-03-29
CIK 1083036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1999

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                 Commission File Number   0-25853

                           QUAZON CORP.
          (Name of small business issuer in its charter)

          Nevada                                 87-0570975
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

          135 West 900 South, Salt Lake City, Utah 84101
       (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 278-2805

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ ]

     State the issuer's revenues for its most recent fiscal year.
$ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                     Outstanding as of Decmber 31, 1999
Common Stock, $.001 Par Value                  3,991,180

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes [ ]  No [X]



                           QUAZON CORP.

                        TABLE OF CONTENTS
                                                                          Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .           13

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .           13

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . .           13

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .           13

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           15

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           20

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           31

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .           31

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           35

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           35

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .           36

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           38

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .           39






                              PART I

Item 1.  Description of Business

Business Development

    Quazon Corp. (the "Company") was organized on June 26, 1981 under the laws of the State of Utah as The Fence Post, Inc., having the stated purpose of developing and selling real estate of all kinds. The Company initially engaged in the business of operating a retail basket shop and, from the time of its inception, the Company has undergone several name changes and business changes.

    On March 24, 1986, the Company changed its name to Dynamic Video, Inc. Commencing November 12, 1986 and pursuant to the exemption provided by Section 3(a)(11) of the Securities Act of 1933, as amended (the "1933 Act"), and the registration provisions of Section 61-1-10 of the Utah Uniform Securities Act, the Company publicly offered an aggregate of 3,250,000 shares (pre-split) of its common stock. The offering was made at a price of two cents ($.02) per share to public investors who were residents of the State of Utah. The offering was completed with the Company realizing gross proceeds of $65,000, before payment of legal, accounting and printing expenses.

    Following completion of its stock offering, the Company became engaged in the business of operating a video rental store.
However, the venture proved unsuccessful and the business closed.

    In April 1988, the Company acquired all (10,000 shares) of the issued and outstanding shares of Loki Holding Corp. in exchange for 1,000,000 shares (pre-split) of the Company's authorized but previously unissued common stock. On September 6, 1988, the Company changed its name to Loki Holding Corporation. In October 1989, the Company acquired an additional 52,500 shares of Loki Holding Corp common stock for the cash consideration of $3,150. Loki Holding Corp. is now known as Icon Systems, Inc. ("Icon").

    Following the unsuccessful video store venture, the Company's Board of Directors resolved to distribute its shares of Icon common stock to the Company's shareholders as a partial liquidating dividend, in the ratio of one (1)share of Icon common stock for each ten (10) shares of the Company's common stock held as of May 25, 1990. The Company filed with the Utah Securities Division (the "Division") a reorganization exemption application under Rule 14.2p-1 of the rules of the Division. No objection was received from the Division in accordance with its rules and on June 23, 1990, the Company's shareholders approved the partial liquidating dividend as proposed. Each of the Company's shareholders also executed a certificate of residency representing that he or she was a bone fide resident of the State of Utah.

    On September 11, 1990, the Company changed its name to Interactive Development Applications, Inc. and completed the reverse acquisition of several Belgium corporations. Pursuant to the acquisitions, the Company was to become engaged in the business of developing computer software designed for the landscaping business. However, the Company never engaged in such business and the Company had no business operations for several years. On May 1, 1997, the Company was involuntarily dissolved by administrative action by the State of Utah for failure to maintain a registered agent in the State.

    On September 4, 1997, acting in response to the Verified Application filed by Steven D. Moulton, a shareholder and currently the President of the Company, the Third Judicial District Court of the State of Utah (the "Court") entered an Order that an annual meeting of the Company's shareholders be held. Pursuant to the Order, the sole purpose of the meeting was to elect, from persons to be nominated at the meeting, three directors to serve until the next annual meeting of shareholders or until their successors are elected (or appointed) and qualified. The Order further provided that a quorum to conduct the meeting would be determined by those shares owned by the record registered owners of the Company's common stock as shown on its then-current stockholder list and which shares were present in person or by proxy at the meeting. A majority of the issued and outstanding shares represented at the meeting, which was held on October 21, 1997, were voted to elect Steven D. Moulton, James Todd Wheeler and Diane Reed directors of the Company. The Court issued an Order Confirming Election of Directors on October 22, 1997.

    Also on October 21, 1997, the directors of the Company unanimously resolved to (i) appoint the following persons as executive officers, to serve until their successors are elected and qualified or until their prior resignation or termination: Steven
D. Moulton (President); James Wheeler (Vice President); Diane Reed (Secretary/Treasurer) ; (ii) authorize Steven D. Moulton to execute all documents necessary to reinstate the Company in the State of Utah; (iii) authorize Diane Reed and Steven D. Moulton to open and maintain a bank account in the Company's name; (iv) change the principal mailing address of the Company; (v) issue 23,000,000 "unregistered" and "restricted" shares (pre-split) to Wasatch Consulting Group, for services rendered; and (vi) abandon the Company's wholly owned subsidiaries New Ham International, N.V., Group 92 S.A., and Waretech S.A. The 23,000,000 shares were issued on October 21, 1997 for services, expenses and court costs connected with the reinstatement of the Company. However, on November 11, 1997, the 23,000,000 shares were returned to the Company and canceled and the transaction was reversed, retroactively. The Company was reinstated in the State of Utah on October 23, 1997.

    On October 24, 1997, the Board of Directors resolved to call for a special meeting of shareholders for November 7, 1997, at which meeting the Company's shareholders would be asked to approve the following resolutions: (a) To amend the Company's Articles of Incorporation to (i) change the corporate name to Quazon Corp.,
(ii) increase the authorized capital of the Company from 50,000,000 shares of common stock to 100,000,000 shares of common stock, and
(iii) decrease the par value of the Company's common stock from $.02 per share to $.001 per share, with appropriate adjustments in the stated capital and additional paid in capital accounts of the Company; (b) to effect a reverse of the Company's outstanding common stock on a one (1) share for two hundred fifty (250) shares basis, with the provision that no shareholder's holdings be reduced below 100 shares as a result of such reverse split; and (c) to change the domicile of the Company from the State of Utah to the State of Nevada.

    At the November 7, 1997 meeting, the Company's shareholders ratified all of the above proposals. Shareholders also approved the issuance of 7,000,000 shares of the Company's authorized, but previously unissued common stock, adjusted to reflect the 250 shares for one share reverse split, to Steven D. Moulton, the Company's President (equivalent to 466,667 shares following the one share for fifteen shares reverse split effected in October 1998). The shares were in consideration for services rendered to the Company by Mr. Moulton in connection with bringing the Company's status current with the State of Utah and for the payment to the Company of $5,000.

    On November 14, 1997, the Company filed with the State of Nevada Articles of Merger whereby the Company was merged with and into Quazon Corp., a newly formed Nevada corporation ("Quazon-Nevada"), for the sole purpose of changing the Company's domicile from the State of Utah to the State of Nevada. This action was taken pursuant to the joint consent of the Boards of Directors of the Company and the new Nevada corporation. Each outstanding share of the Company's common stock was exchanged for one share of common stock of Quazon-Nevada. Accordingly, the Utah corporate entity was dissolved. For purposes of this Registration Statement, the Company shall be deemed to be Quazon-Nevada for all events occurring after November 14, 1997.

    On September 28, 1998, the Company filed with the State of Nevada a Certificate of Correction to the Articles of Merger to clarify an error in the Articles of Merger filed November 14, 1997. The Articles of Merger inadvertently state that the surviving corporation was to become Quazon Mountain Holdings, Inc. instead of Quazon Corp. The Certificate of Correction corrected this error by stating that the name of the surviving corporation was to be Quazon Corp.

    On October 23, 1998, pursuant to action by unanimous consent of the Board of Directors and majority shareholders of the Company, the company effected a reverse stock split of its issued and outstanding shares of common stock on a one (1) share for fifteen
(15) shares basis. The reverse stock split was subject to the provision that no shareholder's holdings be reduced below 100 shares as a result of such reverse split.

    On October 30, 1998, the Company's Board of Directors authorized the issuance of 500,000 shares of common stock to Diane Reed and 1,000,000 shares of common stock to Steven D. Moulton for services rendered to the Company. Both Ms. Reed and Mr. Moulton are directors and executive officers of the Company. Also, the Company issued 1,500,000 shares to Mr. Moulton for the cash price of $5,000. All share figures are post-split.

Business of Issuer

    Since October 1997, the Company has been active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and there will be a probable change in control of the Company.

    As a result of filing its registration statement on Form 10-SB in 1999, the Company is obligated to file with the Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file its periodic reports under the Exchange Act in the event its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

    Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

    The Company's principal executive offices are located at 135
West 900 South, Salt Lake City, Utah 84101, and its telephone number is (801) 278-2805.

    The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Accordingly, the Company's independent accountants have included in the Company's financial statements a going concern qualification footnote. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

    Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider.
Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

    Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants for the Company.

    If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would like to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

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

Evaluation

    Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

    In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

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

Form of Potential Acquisition or Merger

    Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved.
Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

    Because of the Company's current situation, having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Most likely, the owners of the business opportunity which the Company acquires or mergers with will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

    Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would most likely have to be to persons known by the directors of the Company or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operations.

    Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms for the Company. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. The Company does not anticipate using Regulation S under the Securities Act of 1933, as amended (the "Act"), to raise any funds prior to consummation of a merger or acquisition. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates.

    In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by officers and/or directors of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company's Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, the Company would have such an arrangement ratified by the shareholders in an appropriate manner.

    Presently, it is highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's management, affiliates or promoters have an ownership interest.
Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that the Company will acquire or merge with any related entity. Further, as of the date hereof, none of the Company's officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

    It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, under Nevada law, certain actions that would routinely be taken at a meeting of shareholders, may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of shareholders. Thus, if shareholders holding a majority of the Company's outstanding shares decide by written consent to consummate an acquisition or a merger, minority shareholders would not be given the opportunity to vote on the issue. The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interest of the Company to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a shareholders' meeting, the Company will provide to its shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by subsequent report to the shareholders if the action is taken by written consent.

Competition

    Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

Employees

    As of the date hereof, the Company does not have any full-time employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis. All of the Company's present directors devote only such time to the Company as necessary to maintain its viability. It is estimated that each director will devote less than ten hours per month to the Company's activities.

Facilities

    The Company is currently using as its principal place of business the business office and address of a principal shareholder, Lane Clissold, located in Salt Lake City, Utah. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Industry Segments

    No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-SB for a report of the Company's operating history for the past two fiscal years.

Item 2.  Description of Property

    The Company does not own any material property.

Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company has made an application to have its Common Stock traded in the over-the-counter market and quotations are published on the OTC Bulletin Board. Its application has not been finalized and no trading symbol has been assigned to the Company.

    Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. Although the Company anticipates that its application to the OTC Bulletin Board will ultimately be completed, the Company does not expect its shares to be traded actively in the public market until such time as a merger or acquisition can be consummated. Also, secondary trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. Because no current trading market has been established for the Company's securities, no trading history is presented herein.

    The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

    The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

    For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

    As of December 31, 1999 there were 221 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

    As of December 31,1999, the Company had issued and outstanding 3,991,180 shares of common stock. Of the Company's total outstanding shares, approximately 604,393 shares may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder of the Company. Of these 604,393 shares, the Company has not identified any shares as being held by affiliates of the Company.

    A total of 3,386,787 shares are considered restricted securities and are presently held by affiliates and/or controlling shareholders of the Company, or were issued more than one year but less than two years from the date hereof. Approximately 386,787 of the restricted shares are presently eligible for sale pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Dividend Policy

    The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Item 6.  Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

    The Company is considered a development stage company with only nominal assets and with no significant operations or income. The costs and expenses associated with the preparation and filing of this registration statement have been paid for by funds advanced to the Company by an officer pursuant to a note payable and the private sale of shares of common stock. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds, including funds to cover expenses associated with being a public company, will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    At December 31, 1999, the Company had total assets consisting of cash of $2,474. Total liabilities at December 31, 1999 were $500 consisting solely of accounts payable

    The Company has not had any significant revenues since its inception. For the years ended December 31, 1999 and 1998, the Company recorded general and administrative expenses of $15,087 and $16,709, respectively. The 1999 expenses were primarily legal and accounting expenses related to the filing of the Company's registration statement. Expenses in 1998 were primarily attributed to legal expenses and court costs related to reactivating the Company and changing its domicile of incorporation to Nevada. The Company also had interest expenses of $583 in 1998 and $ 0 in 1999. The Company's net loss for the years ended December 31, 1999 and 1998 were $15,087 and $17,292, respectively. No revenues are anticipated prior to the Company consummating an acquisition or merger agreement and, during this period of time, the Company anticipates its expenses to be level.

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

Net Operating Loss

         The Company has accumulated approximately $48,500 of net operating loss carryforwards as of December 31, 1999, which may be offset against future taxable income through 2019. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Risk Factors and Cautionary Statements

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

    The FASB has also issued SFAS No. 130, "Reporting
Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of the new standards will not have a material effect on the Company's financial statements.

    The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1999 and 1998 have all been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.















                         QUAZON, CORP.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

                       December 31, 1999



                INDEPENDENT AUDITORS' REPORT


      The Board of Directors
      Quazon, Corp.
      (A Development Stage Company)
      Salt Lake City, Utah

      We have audited the accompanying balance sheet of Quazon Corp. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and from the beginning of the development stage on January 1, 1994 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quazon, Corp. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from the beginning of the development stage on January 1, 1994 through December 31, 1999, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



      Jones, Jensen & Company
      Salt Lake City, Utah
      January 7, 2000



                         QUAZON, CORP.
                 (A Development Stage Company)
                         Balance Sheet


                             ASSETS

                                                           December 31,
                                                                1999

CURRENT ASSETS

 Cash                                                     $      2,474

  Total Current Assets                                           2,474

  TOTAL ASSETS                                            $      2,474


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                          $       500

  Total Current Liabilities                                        500

STOCKHOLDERS' EQUITY

 Common stock authorized: 100,000,000 common shares
  at $0.001 par value: 3,991,180 shares
  issued and outstanding                                         3,991
 Capital in excess of par value                              1,872,740
 Accumulated deficit prior to January 1, 1994               (1,826,092)
 Deficit accumulated during the development stage              (48,665)

  Total Stockholders' Equity                                     2,474

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                 $      2,474

                         QUAZON, CORP.
                 (A Development Stage Company)
                    Statements of Operations

                                                               From the
                                                             Beginning of
                                                              Development
                                                               Stage on
                                           For the            January 1,
                                         Years Ended         1994 Through
                                         December 31,         December 31,
                                      1999          1998          1999

REVENUES                         $      -      $      -      $      -

EXPENSES

 General and administrative           15,087        16,709        48,026
 Interest expense                       -              583           639

  Total Expenses                      15,087        17,292        48,665

NET LOSS                         $   (15,087)  $   (17,292)  $   (48,665)

BASIC LOSS PER SHARE             $     (0.00)  $     (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             3,991,180     1,492,550


                             QUAZON, CORP.
                     (A Development Stage Company)
                  Statements of Stockholders' Equity

                                                  Capital in
                                   Common Stock    Excess of    Accumulated
                                  Shares  Amount   Par Value      Deficit

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



                            QUAZON, CORP.
                     (A Development Stage Company)
            Statements of Stockholders' Equity (Continued)

                                                   Capital in
                                   Common Stock     Excess of   Accumulated
                                 Shares   Amount    Par Value     Deficit

Balance, December 31, 1997      991,180  $   991  $ 1,838,987  $ (1,842,378)

Contributed capital                -        -           1,753          -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for services           1,500,000    1,500        3,500          -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for cash               1,500,000    1,500        3,500          -

Net loss for the year ended
 December 31, 1998                 -        -            -          (17,292)

Balance, December 31,1998     3,991,180    3,991    1,847,740    (1,859,670)

Contributed capital                -        -          25,000          -

Net loss for the year ended
 December 31, 1999                 -        -            -          (15,087)

Balance, December 31, 1999    3,991,180  $ 3,991  $ 1,872,740  $ (1,874,757)






                           QUAZON, CORP.
                   (A Development Stage Company)
                     Statements of Cash Flows

                                                                     From the
                                                                   Beginning of
                                                                   Development
                                                                     Stage on
                                                        For the      January 1,
                                                      Years Ended   1994 Through
                                                      December 31,  December 31,
                                                     1999      1998      1999

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                         $(15,087) $(17,292) $(48,665)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Stock issued for services                          -        5,000     5,000
  Changes in operating asset and liability accounts:
    Increase (decrease) in accounts payable            (323)   (2,632)      500

     Net Cash (Used) by Operating Activities        (15,410)  (14,924)  (43,165)

CASH FLOWS FROM INVESTING ACTIVITIES:                  -         -         -

CASH FLOWS FROM FINANCING ACTIVITIES:

  Contributed capital                                25,000     1,753    26,809
  Proceeds from notes payable - related party          -        5,000    10,000
 Payments made on notes payable                     (10,000)     -      (10,000)
  Issuance of common stock for cash                    -        5,000    18,830

     Net Cash Provided by Financing Activities       15,000    11,753    45,639

NET INCREASE (DECREASE) IN CASH                        (410)   (3,171)    2,474

CASH AT BEGINNING OF PERIOD                           2,884     6,055      -

CASH AT END OF PERIOD                              $  2,474  $  2,884  $  2,474
Cash Payments For:

  Income taxes                                     $   -     $   -     $   -
  Interest                                         $   -     $   -     $   -



                          QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 1999

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

       c. Basic Loss Per Share

       The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                             For the
                                                           Years Ended
                                                           December 31,
                                                       1999            1998

           Net loss (numerator)                  $    (15,087)   $    (17,292)

           Weighted average shares outstanding
             (denominator)                          3,991,180       1,492,550

           Basic loss per share                  $      (0.00)   $      (0.01)



                         QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

       f. Provision for Taxes

       At December 31, 1999, the Company had net operating loss carryforwards of approximately $48,500 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 - REVERSE STOCK SPLIT

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




                         QUAZON, CORP.
                  (A Development Stage Company)
               Notes to the Financial Statements
                        December 31, 1999

NOTE 3 - RELATED PARTY TRANSACTIONS

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

       In 1999, an officer of the Company contributed $15,000 to the Company in expenses incurred on the Company's behalf.
       The officer contributed $1,753 in 1998.

       In 1999, an officer of the Company contributed a $10,000 note payable to the capital of the Company.

NOTE 4 - GOING CONCERN

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


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Not applicable.

                             PART III

         ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
         Act

    The executive officers and directors of the Company are as follows:

           Name              Age            Position
    Steven D. Moulton        37        President, Chief Executive
                                       Officer and Director
    James T. Wheeler         36        Vice President and Director
    Diane Reed               28        Secretary / Treasurer and
                                        Director
___________________________

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. However, due to the Company's lack of funds, the directors will defer their expenses and any compensation until such time as the Company can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

    From February 1996 to November 1999, the Company's President, Steven D. Moulton, served as President and a director of Sierra Holding Group, Inc. (now known as Insider Street.Com), a shell or "blank check" company pursuing an acquisition or merger. Additionally, from 1984 to 1990, Mr. Moulton served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary / Treasurer); Onyx Holdings Corporation (director and President); XEBec International Corp (director and President); Rocky Mountain Fudge Company, Inc. (director and Vice President); and Bear lake Recreation, Inc. (director and President).

    From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as Beachport Entertainment Corporation. From 1995 to July 1996, he served as director and President of Wasatch International Corporation, formerly Java, Inc. In addition, Mr. Moulton was the President and a director of Icon Systems, Inc. from its inception in 1987 to July 31, 1991. He was also a director and Secretary/Treasurer of Icon Systems, Inc. from 1995 to December 1998, at which time it acquired Prospero Investments Limited, a United Kingdom company Each of these companies may be deemed to have been a "blind pool" or "blank check" company at the times of Mr. Moulton's association.

    Safron, Inc., a Utah corporation, sold 3,000,000 units of its securities at a price of $.10 per unit, pursuant to a Registration Statement on Form S-18 filed with the Commission with an effective date of July 17, 1985. A total of $300,000 was raised under this offering for the purpose of acquiring or participating in a then unidentified business opportunity. Mr. Moulton resigned his positions with Safron, Inc. in November 1987.

    Sagitta Ventures, Inc., a Utah corporation, filed a Registration Statement on Form S-18 with the Commission with an effective date of April 30, 1987. This Registration Statement provided for the sale of 12,000,000 units at a price of $0.02 per unit. The offering was closed on July 8, 1987, after 7,479,500 units were sold for an aggregate price of $149,590. Sagitta acquired all of the issued and outstanding common stock of Onyx Holding Corporation, with the proceeds from its offering, and subsequently distributed the Onyx shares as a partial liquidating dividend to its stockholders. Mr. Moulton was the President and a director of Onyx from July 10, 1987 through May 1, 1989.

    On August 19, 1987, Jasmine Investments completed the sale of 2,338,390 units to the public pursuant to a Registration Statement on Form S-18, at a price of $0.10 per share. A total of $233,839 was raised under this offering. After Mr. Moulton's resignation, Jasmine consummated a merger transaction and became known as "Audioventures Corporation."

    Java, Inc. sold 1,320,350 shares of its common stock at $0.10 per share pursuant to a Registration Statement on Form S-18, which became effective on April 22, 1986. on November 7, 1986, the stockholders of Java approved the acquisition of Quazon Communications, Inc., an Illinois corporation, which was engaged in the business of manufacturing and marketing computer terminals.
Mr. Moulton resigned his position as Secretary/Treasurer on November 7, 1986, and resigned from the Board of Directors in August 1987.

    Mr. Moulton resigned his positions with Omni International
Corporation before its securities offering and had no involvement therein.

    Mr. Moulton has been associated with XEBec International Corp. (director and President) since December 1997, a shell or blank check company actively pursuing an acquisition or merger.

    The Company's Secretary/Treasurer, Diane M. Reed, is presently and has been since December 1997 Secretary/Treasurer and a director of XEBec International Corp a "shell" or "blank check" company that is actively pursuing an acquisition or merger. Additionally, from October 1995 to September 1996, Ms. Reed served as Vice President and a director of Icon Systems, Inc.

    Other than the Company, James T. Wheeler has not been involved as a director, executive officer or five percent stockholder of any "blank check" company in the last ten years.

    No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

    All of the Company's present directors have other full-time employment and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each director will devote less than ten hours per month to the Company's activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed-basis.

    Currently, there is no arrangement, agreement or understanding between the Company's management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. Present management openly accepts and appreciates any input or suggestions from the Company's shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board of Directors. There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the current offers or directors of the Company are acting on behalf of, or will act at the direction of any other person.



    The business experience of each of the persons listed above during the past five years is as follows:

    Steven D. Moulton is a graduate of Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, Mr. Moulton served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President);Sagitta Ventures (director and President; Jasmine Investments (director and President; Java, Inc. (director and Secretary / Treasurer); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as Beachport Entertainment Corporation. From 1987 to 1991, he was President and a director of Icon Systems, Inc. and served as Secretary / Treasurer of the same company from 1995 to 1998. From 1995 to July 1996, he served as director and President of Wasatch International Corporation, formerly Java, Inc. From February 1996 to the present, he has also been the President and a director of Sierra Holding Group, Inc. From December 1997 to 1999, Mr. Moulton was associated with Rocky Mountain Fudge Company, Inc. (director and Vice President), a public candy company, and Bear Lake Recreation, Inc. (director and President), a public snowmobile rental company. Also from December 1997 to the present, Mr. Moulton has been a director and President of XEBec International, Inc., a shell company looking for a merger or acquisition. From August 1999 to the present, Mr. Moulton has been Secretary/Treasurer and a director of Draco Holding Corp., a leasing/rental company of "bounce house balloons" used at parties.
 With the exception of Sagitta Ventures, Omni International Corporation, Wasatch International, Icon Systems, Inc. and Sierra Holding Group, Inc., none of these companies was subject to the reporting requirements of the Commission. Mr. Moulton owned and operated a Chem-Dry carpet cleaning franchise from 1991 to 1995. Mr. Moulton is the brother of the Company's Secretary/Treasurer, Diane Reed.

    James T. Wheeler earned a B.S. Degree in communications and public relations from the University of Utah in 1991. From 1991 to 1997, Mr. Wheeler was a quality specialist and brokerage analyst with Fidelity Investments retail customer services in Salt Lake City, Utah. From 1997 to 1998, Mr. Wheeler was a loan officer with FirstPlus Freedom Mortgage and from 1998 to the present, he has been a retail loan officer with Premier Mortgage, both companies being located in Salt Lake City.

    Diane Reed graduated from Olympus High School in Salt Lake City, Utah in 1989. From 1998 to the present, she has worked for Utah Cleaning and Maid Service, and from 1997 to the present she has also worked as a private day care provider, also in Salt Lake City. From 1996 to 1997, Ms. Reed was the manager of Red's Frozen Yogurt in Salt Lake City, and from 1994 to 1996, she worked as a travel agent for Morris Trave, also in Slat Lake City. From 1992 to 1994, Ms. Reed was a reservation agent for Continental Airlines. From October 1995 to September 1996, Ms. Reed was a director and Vice President of Icon Systems, Inc. and from December 1997 to the present, she has been a director and Secretary/Treasurer of XEBec International, Inc., a shell company looking for a merger or acquisition Ms. Reed is the sister of the Company's President, Steven D. Moulton.

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file a Form 3 and/or Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Securities and Exchange Commission.

Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future.

    In 1997, the Company issued to Steven D. Moulton, the
Company's President and a director, 466,667 shares of the Company's common stock in consideration bringing the Company's status current with the State of Utah and for the payment to the Company of $5,000. In 1998, the Company issued 1,000,000 shares to
Mr. Moulton and 500,000 shares to Diane M. Reed, a director and Secretary / Treasurer of the Company, for services rendered to the Company. The shares were valued at $.003 per share.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

    The following table sets forth information, to the best of the Company's knowledge, as of December 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address                  Amount and Nature of           Percent
of Beneficial Owner               Beneficial Ownership          of Class(1)
Steven D. Moulton*                       2,719,526                 68.1%
  4848 So. Highland Dr. #353
  Salt Lake City, UT 84117
Diane Reed*                                500,000                 12.5%
  4848 So. Highland Dr. #353
  Salt Lake City, UT 84117
Access Properties Group, L.L.C.            83,334(2)                2.1%
  2176 South Bear Lake Blvd.
  Garden City, UT 84028
Wasatch Consulting Group                   66,667(3)                1.7%
  4848 South Highland Dr. #353
  Salt Lake City, UT 84117
Lane Clissold                             333,341(4)                8.4%
  2413 Butternut Circle
  Salt Lake City, UT 84117
All directors and officers as           3,369,527(5)               84.4%
  a group (3 persons)

      *   Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 3,991,180 shares of common stock outstanding on March 15, 1999.
     (2) Mr. Moulton owns 10% of Access Properties Group, L.L.C. ("Access"), his wife, Claudia Moulton, owns 50% of Access, and Collett Hicken owns 40% of Access. Therefore Mr. Moulton is considered an affiliate of such entity.
     (3) Mr. Moulton is a shareholder, director and executive officer of Wasatch Consulting Group and is deemed to be an affiliate of such entity. Mr. Moulton owns 9% of the outstanding capital shares and various family members, none of which are otherwise associated with the Company, own the remaining 91%.
     (4) Includes 133,334 shares in the name of Mr. Clissold's wife, April Clissold, and 80,000 shares in the name of his daughter, Morgan Clissold.
     (5) Includes 66,667 shares owned by Wasatch Consulting Group and 83,334 shares owned by Access Properties Group, L.L.C., of which Mr. Moulton is deemed an affiliate.

Item 12.  Certain Relationships and Related Transactions

     Except as set forth below, during the past two fiscal years there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.

     In October 1998, the Company issued 1,000,000 shares to Steven
D. Moulton, a director and President of the Company, 500,000 shares to Diane Reed, a director and Secretary / Treasurer of the Company, for services rendered to the Company, and an additional 1,500,000 shares to Mr. Moulton for the cash price of $5,000. The proceeds were used for general and administrative expenses of the Company.

     The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.



                              PART V

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          *2.1      Articles of Merger
          *2.2      Articles of Incorporation and Amendments
                    thereto - filed as Exhibit to Form 10-SB.
          *3.1      By-Laws - filed as Exhibit to Form 10-SB.
          *4        Specimen Stock Certificate - see Articles of
                    Incorporation, Article IV - filed as Exhibit to Form 10-SB.

          27        Financial Data Schedule
          - - - - -
     * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

     (b)  Reports on Form 8-K

                              None




                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Quazon Corp.



                                   BY: /S/ Steven D. Moulton
                                           Steven D. Moulton
                                       President, C.E.O., C.F.O.
                                       and Director
Dated:  March 29, 2000

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                Date


                                   President, C.E.O.,      March 29, 2000
 /S/ Steven D. Moulton              C.F.O. and Director
     Steven D. Moulton


                                   Secretary/Treasurer     March 29, 2000
 /S/ Dianne Reed                    and Director
     Dianne Reed                    (Principal Accounting Officer)



 /S/ James T. Wheeler              Vice President and      March 29, 2000
     James T. Wheeler               Director