Form 10QSB
period 2000-03-31
QUAZON CORP /NV/
filed 2000-05-16
CIK 1083036

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                Outstanding as of March 31,2000
Common Stock, $.001 par value              3,991,180


                        TABLE OF CONTENTS

Heading                                                                  Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .         3

          Independent Accountant's Review Report . . . . . . . . .         4

          Consolidated Balance Sheets -- March 31, 2000. . . . . .         5

          Consolidated Statements of Operations -- three
            months ended March 31, 2000. . . . . . . . . . . . . .         6

          Consolidated Statements of Stockholders' Equity. . . . .         7

          Consolidated Statements of Cash Flows -- three
            months March 31, 2000. . . . . . . . . . . . . . . . .         9

          Notes to Consolidated Financial Statements . . . . . . .        10

Item 2.   Management's Discussion and Analysis or
            Plan of Operations . . . . . . . . . . . . . . . . . .        13

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        15

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .        15

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .        16

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .        16

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        16

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .        17



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 2000, have been prepared by the Company.















                           QUAZON CORP.


                       FINANCIAL STATEMENTS

               March 31, 2000 and December 31, 1999







             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Quazon Corp.
Salt Lake City, Utah

We have reviewed the accompanying balance sheet of Quazon Corp. as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Quazon, Corp. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 7, 2000, we expressed an unqualified opinion on those financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 3, 2000




                         QUAZON, CORP.
                 (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                                    March 31,    December 31,
                                                       2000          1999

CURRENT ASSETS

 Cash                                              $    9,529    $    2,474

  Total Current Assets                                  9,529         2,474

  TOTAL ASSETS                                     $    9,529    $    2,474


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                  $    2,788    $      500
 Notes payable - related party                          8,000          -

  Total Current Liabilities                            10,788           500

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 100,000,000 common shares
  at $0.001 par value: 3,991,180 shares
  issued and outstanding                                3,991         3,991
 Capital in excess of par value                     1,872,740     1,872,740
 Accumulated deficit prior to January 1, 1994      (1,826,092)   (1,826,092)
 Deficit accumulated during the development stage     (51,898)      (48,665)

  Total Stockholders' Equity (Deficit)                 (1,259)        1,974

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $    9,529    $    2,474




                         QUAZON, CORP.
                 (A Development Stage Company)
                    Statements of Operations

                                                              From the
                                                            Beginning of
                                                            Development
                                                             Stage on
                                           For the           January 1,
                                    Three Months Ended      1994 Through
                                          March 31,           March 31,
                                     2000         1999          2000

REVENUES                         $    -        $    -        $    -

EXPENSES

 General and administrative          3,233         3,994        51,259
 Interest expense                     -              375           639

  Total Expenses                     3,233         4,369        51,898

NET LOSS                         $  (3,233)    $  (4,369)    $ (51,898)

BASIC LOSS PER SHARE             $   (0.00)    $   (0.00)

WEIGHTD AVERAGE NUMBER
 OF SHARES OUTSTANDING           3,991,180     1,492,550



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




                            QUAZON, CORP.
                     (A Development Stage Company)
        Statements of Stockholders' Equity (Deficit)(Continued)

                                                         Capital in
                                      Common Stock       Excess of  Accumulated
                                    Shares    Amount     Par Value    Deficit

Balance, December 31, 1997         991,180   $   991   $ 1,838,987  $(1,842,378)

Contributed capital                   -         -            1,753         -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for services              1,500,000     1,500         3,500         -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for cash                  1,500,000     1,500         3,500         -

Net loss for the year ended
 December 31, 1998                    -         -             -         (17,292)

Balance, December 31,1998        3,991,180     3,991     1,847,740   (1,859,670)

Contributed capital                   -         -           25,000         -

Net loss for the year ended
 December 31, 1999                    -         -             -         (15,087)

Balance, December 31, 1999       3,991,180     3,991     1,872,740   (1,874,757)

Net loss for the three months
 ended March 31, 2000                 -         -             -          (3,233)

Balance, March 31, 2000          3,991,180  $  3,991   $ 1,872,740  $(1,877,990)






                           QUAZON, CORP.
                   (A Development Stage Company)
                     Statements of Cash Flows

                                                                     From the
                                                                   Beginning of
                                                                    Development
                                                                      Stage on
                                                     For the         January 1,
                                                Three Months Ended  1994 Through
                                                     March 31,        March 31,
                                                 2000        1999       2000

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                   $  (3,233)  $  (4,369)  $  (51,898)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Stock issued for services                     -           -           5,000
  Changes in operating asset and liability accounts:
    Increase in accounts payable                 2,288         927        2,788

     Net Cash (Used) by Operating Activities      (945)     (3,442)     (44,110)

CASH FLOWS FROM INVESTING ACTIVITIES:             -           -            -

CASH FLOWS FROM FINANCING ACTIVITIES:

  Contributed capital                             -           -          26,809
  Proceeds from notes payable - related party    8,000       2,500       18,000
  Payments made on notes payable                  -           -         (10,000)
  Issuance of common stock for cash               -           -          18,830

     Net Cash Provided by Financing Activities   8,000       2,500       53,639

NET INCREASE (DECREASE) IN CASH                  7,055        (942)       9,529

CASH AT BEGINNING OF PERIOD                      2,474       2,884         -

CASH AT END OF PERIOD                         $  9,529    $  1,942     $  9,529

Cash Payments For:

  Income taxes                                $   -       $   -        $   -
  Interest                                    $   -       $   -        $   -



                          QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2000 and December 31, 1999

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

       c. Basic Loss Per Share

       The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                           For the
                                                     Three Months Ended
                                                           March 31,
                                                       2000        1999

           Net loss (numerator)                   $    (3,233) $   (4,369)

           Weighted average shares outstanding
             (denominator)                          3,991,180   1,492,550

           Basic loss per share                   $     (0.00) $    (0.00)



                         QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2000 and December 31, 1999

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

       f. Provision for Taxes

       At March 31, 2000, the Company had net operating loss carryforwards of approximately $52,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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










                         QUAZON, CORP.
                  (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


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

     Quazon Corp. (the "Company"), a development stage company, has not has significant operations or income for several years.
Certain costs and expenses have been paid for by funds advanced to the Company by an officer pursuant to a note payable and the private sale of shares of common stock. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company. Necessary funds, including funds to cover expenses associated with being a public company, will most likely be provided by the Company's officers and directors in the immediate future. It must be noted that unless the Company is able to facilitate an acquisition of or merger with an operating business, or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     At March 31, 2000 and December 31, 1999, the Company had total assets consisting of cash of $9,529 and $2,474, respectively. The cash represents advances to the Company by an officer. Total liabilities at March 31, 2000 were $10,788, consisting of accounts payable of $2,788 and notes payable to related parties of $8,000. Total liabilities at December 31, 1999 were $500 in accounts payable. During the first quarter of 2000, the Company received $8,000 from a related party, to be used for general operating expenses. The notes are unsecured and due upon demand. Interest is imputed at the rate of ten percent (10%) per annum, which is contributed by the officer to the capital of the Company.

     For the three months ended March 31, 2000, general and administrative expenses were $3,233 compared to $3,944 for the three months ended March 31, 1999. General and administrative expenses are primarily for legal and accounting expenses. Also, during the first quarter of 1999, the Company had interest expense of $375. The Company's net loss for the first quarter of 2000 was $3,233 compared to $4,369 for the comparable 1999 period.

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

     In the event the Company needs to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Net Operating Loss

     The Company has accumulated approximately $48,500 of net operating loss carryforwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2019. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the three months ended March 31, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the three month period ended March 31, 2000.


                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QUAZON CORP.



Date:  May 15, 2000                     By:  /S/ Steven D. Moulton
                                        STEVEN D. MOULTON
                                        C.E.O., C.F.O., President
                                        and Director




Date:  May 15, 2000                     By  /S/ Dianne Reed
                                        DIANE REED
                                        Secretary/Treasurer,  and
                                        Director
                                        (Principal Accounting
                                         Officer)