Form 10QSB
period 2000-06-30
QUAZON CORP /NV/
filed 2000-08-17
CIK 1083036

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                Outstanding as of June 30, 2000

Common Stock, $.001 par value            3,991,180


                        TABLE OF CONTENTS

Heading                                                             Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .    3

          Balance Sheets -- June 30, 2000. . . . . . . . . . . . .    4

          Statements of Operations -- three and six
            months ended June 30, 2000 . . . . . . . . . . . . . .    5

          Statements of Stockholders' Equity (Deficit) . . . . . .    6

          Statements of Cash Flows -- three and six
            months ended June 30, 2000 . . . . . . . . . . . . . .    8

          Notes to Consolidated Financial Statements . . . . . . .    9

Item 2.   Management's Discussion and Analysis or
            Plan of Operations . . . . . . . . . . . . . . . . . .   12

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .   14

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .   14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .   14

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .   15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .   15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .   15

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .   16


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 2000, have been prepared by the Company.















                           QUAZON CORP.


                       FINANCIAL STATEMENTS

               June 30, 2000 and December 31, 1999









                         QUAZON, CORP.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                     June 30,    December 31,
                                                       2000          1999
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                              $    5,889    $    2,474

  Total Current Assets                                  5,889         2,474

  TOTAL ASSETS                                     $    5,889     $   2,474


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                  $      200    $      500
 Notes payable - related party (Note 2)                 8,000          -

  Total Current Liabilities                             8,200           500

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 100,000,000 common shares
  at $0.001 par value: 3,991,180 shares issued and
  outstanding                                           3,991         3,991
 Capital in excess of par value                     1,847,740     1,872,740
 Accumulated deficit prior to January 1, 1994      (1,826,092)   (1,826,092)
 Deficit accumulated during the development stage     (52,950)      (48,665)

  Total Stockholders' Equity (Deficit)                 (2,111)        1,974

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $    5,889    $    2,474



                              QUAZON, CORP.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)

                                                                     From the
                                                                    Beginning of
                                                                    Development
                                                                     Stage on
                               For the                 For the       January 1,
                          Three Months Ended       Six Months Ended 1994 Through
                               June 30,                June 30,       June 30,
                           2000        1999        2000        1999      2000


REVENUES                $    -     $     -     $     -     $     -     $   -

EXPENSES

 General and
   administrative             852        -          4,085       7,987    52,111
 Interest expense             200         375         200         750       839

  Total Expenses            1,052         375       4,285       8,737    52,950

NET LOSS                $  (1,052) $     (375) $   (4,285) $   (8,737) $(52,950)

BASIC LOSS PER SHARE    $   (0.00) $    (0.00) $    (0.00) $    (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING  3,991,180   3,991,180   3,991,180   3,991,180


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



                          QUAZON, CORP.
                   (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit) (Continued)

                                                                     Deficit
                                                                   Accumulated
                                                     Capital in     During the
                                     Common Stock     Excess of    Development
                                   Shares    Amount   Par Value       Stage

Balance, December 31, 1997        991,180   $   991  $ 1,838,987  $  (1,842,378)

Contributed capital                  -         -           1,753           -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for services             1,500,000     1,500        3,500           -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for cash                 1,500,000     1,500        3,500           -

Net loss for the year ended
 December 31, 1998                   -         -            -           (17,292)

Balance, December 31,1998       3,991,180     3,991    1,847,740     (1,859,670)

Contributed capital                  -         -          25,000           -

Net loss for the year ended
 December 31, 1999                   -         -            -           (15,087)

Balance, December 31, 1999      3,991,180     3,991    1,872,740     (1,874,757)

Net loss for the six months
 ended June 30, 2000 (unaudited)     -         -            -            (4,285)

Balance, June 30, 1999
 (unaudited)                    3,991,180  $  3,991  $ 1,847,740   $ (1,879,042)






                           QUAZON, CORP.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                      From the
                                                                    Beginning of
                                                                    Development
                                                                      Stage on
                                     For the           For the       January 1,
                               Three Months Ended Six Months Ended  1994 Through
                                     June 30,          June 30,        June 30,
                                   2000    1999       2000   1999        2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                     $ (1,052) $  (375) $ (4,285) $ (8,737) $ (52,950)
  Adjustments to reconcile net
  loss to net cash provided
  (used) by operating activities:
   Stock issued for services       -        -         -         -         5,000
  Changes in operating asset and
  liability accounts:
   Increase (decrease) in
    accounts payable             (2,588)     206      (300)    1,854        200

    Net Cash (Used) by Operating
     Activities                  (3,640)    (169)   (4,585)   (6,883)   (47,750)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                       -        -         -         -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Contributed capital              -        -         -         -        26,809
  Proceeds from notes payable -
 related party                     -        -        8,000     5,000     18,000
  Payments made on notes payable   -        -         -         -       (10,000)
  Issuance of common stock
   for cash                        -        -         -         -        18,830

    Net Cash Provided by
     Financing Activities          -        -        8,000     5,000     53,639

NET INCREASE (DECREASE) IN CASH  (3,640)    (169)    3,415    (1,883)     5,889

CASH AT BEGINNING OF PERIOD       9,529    1,170     2,474     2,884       -

CASH AT END OF PERIOD          $  5,889  $ 1,001  $  5,889  $  1,001  $   5,889

Cash Payments For:

  Income taxes                 $   -     $  -     $   -     $   -     $    -
  Interest                     $   -     $  -     $   -     $   -     $    -


                          QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
              June 30, 2000 and December 31, 1999

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

                                          For the                 For the
                                   Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                    2000         1999        2000         1999

       Net Loss (Numerator)   $   (1,052)  $     (375)  $   (4,285)  $   (8,737)

       Weighted average
        shares outstanding
        (denominator)          3,991,180    3,991,180    3,991,180    3,991,180

       Basic loss per share   $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)


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

       f. Provision for Taxes

       At June 30, 2000, the Company had net operating loss carryforwards of approximately $53,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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


                         QUAZON, CORP.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

       In 1999, an officer of the company contributed $15,000 to the Company in expenses incurred on the Company's behalf.
       The officer contributed $1,753 in 1998.

       In 1999, an officer of the Company contributed a $10,000 note payable to the capital of the Company.

       The Company has a note payable to an officer totaling
       $8,000 at June 30, 2000. The note is unsecured and due upon demand. Interest is imputed on the note at 10% per annum.

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

     Quazon Corp. (the "Company"), a development stage company, has not engaged in material operations or realized revenues for several years. Certain costs and expenses of the Company have been paid for by funds advanced by an officer pursuant to a note payable and the private sale of shares of Company common stock. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company. Necessary funds, including funds to cover expenses associated with being subject to the reporting requirements of the Securities Exchange Act of 1934, will most likely be provided by the Company's officers and directors in the immediate future. It must be noted that unless the Company is able to facilitate an acquisition of or merger with an operating business, or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     At June 30, 2000 and December 31, 1999, the Company had total assets consisting of cash of $5,589 and $2,474, respectively. The cash represents advances to the Company by an officer. Total liabilities at June 30, 2000 were $8,200, consisting of accounts payable of $200 and notes payable to related parties of $8,000. Total liabilities at December 31, 1999 were $500 in accounts payable. During the first quarter of 2000, the Company received $8,000 from a related party, to be used for general operating expenses. The notes are unsecured and due upon demand. Interest is imputed at the rate of ten percent (10%) per annum, which is contributed by the officer to the capital of the Company. No additional funds were advanced to the Company during the second quarter of 2000.

     For the three and six months ended June 30 , 2000, general and administrative expenses were $852 and $4,085, respectively, compared to $0 and $7,987 for the comparable 1999 periods. General and administrative expenses are primarily for legal and accounting expenses. These expenses were greater during first half of 1999 due to costs related to the Company's initial filing of its Form 10-SB registration statement in July 1999. Interest expense was $200 for the three and six months ended June 30, 2000 compared to $375 for the second quarter of 1999 and $750 for the first half of 1999. The Company's net loss for the second quarter and first half of 2000 was $1,052 and $4,285, respectively, compared to $375 and $8,737 for the comparable 1999 periods.



     The Company does not anticipate any material revenues until it is able to complete an acquisition of or merger with an operating business. During this interim period, the Company anticipates that its expenses will be stable.

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

     In the event the Company needs additional capital, most likely the only method available will be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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


Net Operating Loss

     The Company has accumulated approximately $48,500 of net operating loss carryforwards as of December 31, 1999, and approximately $53,000 at June 30, 2000. This loss carryforward may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 or the period ended June 30, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed by the Company during the three month period ended June 30, 2000.

                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QUAZON CORP.



Date:  August 17, 2000             By:  /S/ Steven D. Moulton
                                        STEVEN D. MOULTON
                                        C.E.O., C.F.O., President
                                        and Director




Date:  August 17, 2000             By  /S/ Dianne Reed
                                        DIANE REED
                                        Secretary/Treasurer,  and
                                        Director
                                        (Principal Accounting
                                         Officer)