Form 10QSB
period 2000-09-30
QUAZON CORP /NV/
filed 2000-11-13
CIK 1083036

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                Outstanding as of September 30, 2000

Common Stock, $.001 par value               3,991,180


                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Balance Sheets -- September 30, 2000 . . . . . . . . . .          4

          Statements of Operations -- three and nine
            months ended September 30, 2000. . . . . . . . . . . .          5

          Statements of Stockholders' Equity (Deficit) . . . . . .          6

          Statements of Cash Flows -- three and nine
            months ended September 30, 2000. . . . . . . . . . . .          8

          Notes to Consolidated Financial Statements . . . . . . .          9

Item 2.   Management's Discussion and Analysis or
            Plan of Operations . . . . . . . . . . . . . . . . . .         12

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         14

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         14

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         15

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         16



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 2000, have been prepared by the Company.















                           QUAZON CORP.


                       FINANCIAL STATEMENTS

             September 30, 2000 and December 31, 1999










                         QUAZON, CORP.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                             September 30,    December 31,
                                                  2000            1999
                                              (Unaudited)
CURRENT ASSETS

 Cash                                        $      2,325    $      2,474

  Total Current Assets                              2,325           2,474

  TOTAL ASSETS                               $      2,325    $      2,474


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                            $      1,393    $        500
 Notes payable - related party (Note 3)             8,000            -

  Total Current Liabilities                         9,393             500

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 100,000,000 common
  shares at $0.001 par value: 3,991,180 shares
  issued and outstanding                            3,991           3,991
 Capital in excess of par value                 1,872,740       1,872,740
 Accumulated deficit prior to January 1, 1994  (1,826,092)     (1,826,092)
 Deficit accumulated during the
  development stage                               (57,707)        (48,665)

  Total Stockholders' Equity (Deficit)             (7,068)          1,974

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                           $     2,325     $     2,474


                              QUAZON, CORP.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)

                                                                     From the
                                                                   Beginning of
                                                                   Development
                                                                     Stage on
                               For the               For the        January 1,
                         Three Months Ended     Nine Months Ended  1994 Through
                            September 30,          September 30,   September 30,
                           2000        1999        2000      1999       2000


REVENUES               $     -     $     -     $     -    $     -      $   -

EXPENSES

 General and administrative 4,557         652       8,642       8,639    56,668
 Interest expense             200         375         400       1,125     1,039

   Total Expenses           4,757       1,027       9,042       9,764    57,707

NET LOSS               $   (4,757) $   (1,027) $   (9,042) $   (9,764) $(57,707)

BASIC LOSS PER SHARE   $    (0.00) $    (0.00) $    (0.00) $    (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING  3,991,180   3,991,180   3,991,180   3,991,180

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

                          QUAZON, CORP.
                   (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit) (Continued)


                                                                   Deficit
                                                                 Accumulated
                                                    Capital in    During the
                                     Common Stock    Excess of   Development
                                   Shares   Amount   Par Value      Stage

Balance, December 31, 1997         991,180  $ 991   $ 1,838,987  $ (1,842,378)

Contributed capital                   -       -           1,753          -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for services              1,500,000   1,500        3,500          -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for cash                  1,500,000   1,500        3,500          -

Net loss for the year ended
 December 31, 1998                    -       -            -          (17,292)

Balance, December 31,1998        3,991,180   3,991    1,847,740    (1,859,670)

Contributed capital                   -       -          25,000          -

Net loss for the year ended
 December 31, 1999                    -       -            -          (15,087)

Balance, December 31, 1999       3,991,180   3,991    1,872,740    (1,874,757)

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                          -       -            -           (9,042)

Balance, September 30, 1999
 (unaudited)                     3,991,180  $3,991  $ 1,872,740  $ (1,883,799)






                              QUAZON, CORP.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                     From the
                                                                    Beginning of
                                                                    Development
                                                                       Stage on
                                       For the         For the        January 1,
                               Three Months Ended Nine Months Ended 1994 Through
                                    September 30,    September 30, September 30,
                                    2000     1999   2000       1999      2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss                         $(4,757) $(1,027) $(9,042) $(9,764)  $(57,707)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities:
   Stock issued for services         -        -        -        -         5,000
 Changes in operating asset and
  liability accounts:
   Increase (decrease) in accounts
   payable                          1,193   (1,552)     893      302      1,393
    Net Cash (Used) by Operating
     Activities                    (3,564)  (2,579)  (8,149)  (9,462)   (51,314)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                         -        -        -        -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Contributed capital                 -        -        -        -        26,809
 Proceeds from notes payable -
  related party                      -        -       8,000     -        18,000
 Payments made on notes payable      -      10,000     -      15,000    (10,000)
 Issuance of common stock for cash   -        -        -        -        18,830

  Net Cash Provided by Financing
   Activities                        -      10,000    8,000   15,000     53,639

NET INCREASE (DECREASE) IN CASH    (3,564)   7,421     (149)   5,538      2,325

CASH AT BEGINNING OF PERIOD         5,889    1,001    2,474    2,884       -

CASH AT END OF PERIOD             $ 2,325  $ 8,422  $ 2,325  $ 8,422  $   2,325

Cash Payments For:

  Income taxes                    $  -     $  -     $  -     $  -     $    -
  Interest                        $  -     $  -     $  -     $  -     $    -


                          QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
            September 30, 2000 and December 31, 1999

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

                                         For the                 For the
                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     2000         1999       2000         1999

       Net Loss (Numerator)    $   (4,757)  $   (1,027)  $  (9,042)  $   (9,764)

       Weighted average
        shares outstanding
        (denominator)           3,991,180    3,991,180   3,991,180    3,991,180

       Basic loss per share    $    (0.00)  $    (0.00) $    (0.00)  $    (0.00)


                          QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999

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

       f. Provision for Taxes

       At September 30, 2000, the Company had net operating loss carryforwards of approximately $58,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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


                         QUAZON, CORP.
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 2000 and December 31, 1999

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

     Quazon Corp. (the "Company") is a development stage company that has not engaged in material operations or realized revenues for several years. An officer of the Company has, in the past, advanced funds for payment of certain expenses incurred by the Company. A portion of these advances are subject to a note payable and the Company has issued shares of Company common stock for other advances. The Company requires only nominal capital to maintain its corporate viability. For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by the Company's officers and directors. It must be noted that unless the Company is able to facilitate an acquisition of or merger with an operating business, or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     At September 30, 2000, the Company had total assets consisting of cash of $2,325 compared to total assets at and December 31, 1999 of $2,474 in cash. The cash represents advances to the Company by an officer. Total liabilities at September 30, 2000 were $9,393, consisting of accounts payable of $1,393 and notes payable to related parties of $8,000. Total liabilities at December 31, 1999 were $500 in accounts payable.

     During the first quarter of 2000, the Company issued notes in exchange for $8,000 from a related party, to be used for general operating expenses. The notes are unsecured and due upon demand. Interest is imputed at the rate of ten percent (10%) per annum, which is contributed by the officer to the capital of the Company. No additional funds were advanced to the Company during the third quarter of 2000.

     For the three and nine months ended September 30, 2000, general and administrative expenses were $4,557 and $8,642, respectively, compared to $652 and $8,639 for the same 1999 periods. General and administrative expenses are primarily for legal and accounting expenses. Expenses during the first nine months of 1999 were related to the Company's initial filing of its Form 10-SB registration statement in July 1999. Expenses for the third quarter and first nine months of 2000 were primarily for legal and accounting fees. Interest expense for the three and nine months ended September 30, 2000 was $200 and $400, respectively, compared to $375 for the third quarter of 1999 and $1,125 for the first nine months of 1999. The Company's net loss for the third quarter and first nine months of 2000 was $4,757 and $9,042, respectively, compared to $1,027 and $9,764 for the comparable 1999 periods.

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





Net Operating Loss

     The Company has accumulated approximately $48,500 of net operating loss carryforwards as of December 31, 1999, and approximately $58,000 at September 30, 2000. This loss carryforward may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 or the period ended September 30, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the three month period ended September 30, 2000.



                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QUAZON CORP.



Date:  November 13, 2000           By:  /S/ Steven D. Moulton
                                        STEVEN D. MOULTON
                                        C.E.O., C.F.O., President
                                        and Director




Date:  November 13, 2000           By  /S/ Dianne Reed
                                        DIANE REED
                                        Secretary/Treasurer,  and
                                        Director
                                        (Principal Accounting
                                         Officer)