Form 10KSB
period 2000-12-31
QUAZON CORP /NV/
filed 2001-01-30
CIK 1083036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

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

              Class              Outstanding as of Decmber 31, 2000
  Common Stock, $.001 Par Value             3,991,180

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes [ ]  No [X]


                           QUAZON CORP.

                        TABLE OF CONTENTS
                                                                          Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .           12

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .           12

Item 4.   Submission of Matter to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . .           12

                             PART II

Item 5.   Market for Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . .           13

Item 6.   Management's Discussion and Analysis or
           Plan of Operation . . . . . . . . . . . . . . . . . .           15

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           18

Item 8.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure. . . . . . . .           29

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
           Control persons; Compliance with
           Section 16(a) of the Exchange Act . . . . . . . . . .           29

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           32

Item 11.  Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . . . . . . .           32

Item 12.  Certain Relationships and Related
           Transactions. . . . . . . . . . . . . . . . . . . . .           33

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           34

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .           35









                              PART I

Item 1.  Description of Business

Business Development

    Quazon Corp. (the "Company") was organized on June 26, 1981 under the laws of the State of Utah as The Fence Post, Inc. The Company initially engaged in the business of operating a retail basket shop and, from the time of its inception, the Company has undergone several name changes and business changes.

    In 1986, the Company changed its name to Dynamic Video, Inc. and on November 12, 1986, it commenced a public offering of an aggregate of 3,250,000 shares (pre-split) of common stock at a price of two cents ($.02) per share. The offering was made pursuant to the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended (the "1933 Act"), and according to the registration provisions of Section 61-1-10 of the Utah Uniform Securities Act. The offering was made to Utah residents and, upon completion, the Company realized gross proceeds of $65,000, before payment of legal, accounting and printing expenses. The Company then became engaged in the business of operating a video rental store. However, the venture proved unsuccessful and the business closed.

    In April 1988, the Company acquired all (10,000 shares) of the issued and outstanding shares of Loki Holding Corp. in exchange for 1,000,000 shares (pre-split) of the Company's authorized but previously unissued common stock. In September 1988, the Company changed its name to Loki Holding Corporation. In October 1989, the Company acquired an additional 52,500 shares of Loki Holding Corp
common stock for the cash consideration of $3,150.   Loki Holding
Corp. is now known as Icon Systems, Inc. ("Icon").

    Following the unsuccessful video store venture, the Company's Board of Directors resolved to distribute its shares of Icon common stock to the Company's shareholders as a partial liquidating dividend, in the ratio of one (1)share of Icon common stock for each ten (10) shares of the Company's common stock held as of May 25, 1990. The Company filed with the Utah Securities Division (the "Division") a reorganization exemption application under Rule 14.2p-1. No objection was received from the Division and on June 23, 1990, the Company's shareholders approved the partial liquidating dividend as proposed. Each of the Company's shareholders also executed a certificate of residency representing that he or she was a bone fide resident of the State of Utah.

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

    On September 4, 1997, acting in response to the Verified Application filed by Steven D. Moulton, a shareholder and currently January 24, 2001 the President of the Company, the Third Judicial District Court of the State of Utah (the "Court") entered an Order that an annual meeting of the Company's shareholders be held. The sole purpose of the meeting was to elect, from persons to be nominated at the meeting, three directors to serve until the next annual meeting of shareholders or until their successors are elected (or appointed) and qualified. The Order further provided that a quorum to conduct the meeting would be determined by those shares owned by the record registered owners of the Company's common stock as shown on its then-current stockholder list and which shares were present in person or by proxy at the meeting. A majority of the issued and outstanding shares represented at the meeting held on October 21, 1997 were voted to elect Steven D. Moulton, James Todd Wheeler and Diane Nelson (then known as Diane
Reed) directors of the Company. The Court issued an Order Confirming Election of Directors on October 22, 1997.

    Also on October 21, 1997, the Company's Board of Directors unanimously resolved to (i) appoint the following persons as executive officers, to serve until their successors are elected and qualified or until their prior resignation or termination: Steven
D. Moulton (President); James Wheeler (Vice President); Diane Nelson (Secretary/Treasurer) ; (ii) authorize Steven D. Moulton to execute all documents necessary to reinstate the Company in the State of Utah; (iii) authorize Diane Nelson and Steven D. Moulton to open and maintain a bank account in the Company's name; (iv) change the principal mailing address of the Company; (v) issue 23,000,000 "unregistered" and "restricted" shares (pre-split) to Wasatch Consulting Group, for services rendered; and (vi) abandon the Company's wholly owned subsidiaries New Ham International, N.V., Group 92 S.A., and Waretech S.A. The 23,000,000 shares were issued on October 21, 1997 for services, expenses and court costs connected with the reinstatement of the Company. However, on November 11, 1997, the 23,000,000 shares were returned to the Company and canceled and the transaction was reversed, retroactively. The Company was reinstated in the State of Utah on October 23, 1997.

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

    On October 30, 1998, the Company's Board of Directors authorized the issuance of 500,000 shares of common stock to Diane Nelson and 1,000,000 shares of common stock to Steven D. Moulton for services rendered to the Company. Both Ms. Nelson and Mr. Moulton are directors and executive officers of the Company. Also, the Company issued 1,500,000 shares to Mr. Moulton for the cash price of $5,000. All share figures are post-split.

Business of Issuer

    Since October 1997, the Company has been active in seeking potential operating business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because the Company has only nominal assets and no recent operating history, in the event it successfully acquires or merges with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and there will most likely be a change in control of the Company.

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

    Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years. If the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This requirement could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

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

Sources of Business Opportunities

    Management intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants for the Company.

    If the Company elects to engage an independent consultant, it will only consider consultants possessing experience in working with small companies in search of business opportunities. Consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. The will attempt to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

    The Company does not intend to limit its search to any specific industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.
Management believes that the Company represents a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

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

    In evaluating potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including (i) potential benefits to the Company and its shareholders; (ii) working capital, financial requirements and availability of additional financing; (iii) history of operation, if any; (iv) nature of present and expected competition;
(v) quality and experience of management; (vi) need for further research, development or exploration; (vii) potential for growth and expansion; (viii) potential for profits; and (ix) other factors deemed relevant to the specific opportunity.

    Because the Company has not located or identified a specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of an opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

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

    Because the Company presently has only nominal assets and no recent operating history, if the Company does successfully acquire or merge with an operating business opportunity, current shareholders will likely experience substantial dilution and an accompanying change in control of the Company. The owners of a business opportunity which the Company acquires or mergers with will most likely acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

    Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, probably the only method available to the Company would be the private sale of its securities. These possible private sales would likely have to be to persons known by the directors of the Company or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operations.

    Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms for the Company. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. The Company does not anticipate using Regulation S under the Securities Act of 1933, as amended (the "Act"), to raise any funds prior to consummation of a merger or acquisition. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates.

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

    Presently, it is highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's management, affiliates or promoters have an ownership interest.
Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and shareholders. Management does not anticipate that the Company will acquire or merge with any related entity. Although the Company has had preliminary discussions with potential business opportunities regarding the possibility of an acquisition or merger, the Company has not entered into any definitive agreements or arrangements to consummate any such acquisition or merger.

Rights of Shareholders

    It is presently anticipated by management that prior to consummating a future acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, under Nevada law, certain actions that would routinely be taken at a meeting of shareholders, may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of shareholders. Thus, if shareholders holding a majority of the Company's outstanding shares decide by written consent to consummate an acquisition or a merger, minority shareholders would not be given the opportunity to vote on the issue. The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interest of the Company to do so. Regardless of whether an action to acquire or merge is ratified by written consent or at a shareholders' meeting, the Company will provide shareholders complete disclosure documentation concerning any potential target business opportunity, including the appropriate financial statements. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by subsequent report to the shareholders if the action is taken by written consent.

Competition

    Because the Company has not identified a specific acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.







Employees

    As of the date hereof, the Company has full-time employees. The Company has no plans to retain employees until its business warrants the expense or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis. All of the Company's present directors devote only such time to the Company as necessary to maintain its viability. It is estimated that each director devotes less than ten hours per month to the Company's activities.

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

Industry Segments

    No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein with the financial statements for a report of the Company's operations for the past two fiscal years.

Item 2.  Description of Property

    The Company does not own any material property.

Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 2000.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    In December 2000, the Company's Common Stock was accepted for trading in the over-the-counter market and inclusion on the OTC Bulletin Board. Having its securities on the OTC Bulletin Board permits the Company's share price to be published by such service. To date, the Company is not aware of any significant trading in its shares nor does it expect the shares to be traded actively in the public market until such time as a merger or acquisition can be consummated.

    Trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for maintaining its inclusion on the OTC Bulletin Board, the Company has no immediate plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. Because no active trading market has been established for the Company's securities, no trading history is presented herein.

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

    As of December 31, 2000 there were 222 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

    As of December 31, 2000, the Company had issued and outstanding 3,991,180 shares of common stock. Of the Company's total outstanding shares, approximately 607,993 shares may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder of the Company. Of these 607,993 shares, the Company has not identified any shares as being held by affiliates of the Company.

    A total of 3,383,187 shares are considered restricted securities and are presently held by affiliates and/or controlling shareholders of the Company, or were issued more than one year but less than two years from the date hereof. All of the restricted shares are presently eligible for sale pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

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

    The Company is considered a development stage company with only nominal assets and no significant operations or income. Funds for ongoing expenses have been paid for by funds advanced to the Company by an officer pursuant to a note payable and the private sale of shares of common stock. It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary financing, including funds to cover expenses associated with being a public company, will most likely be provided by the Company's officers and directors. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    At December 31, 2000, the Company had total assets consisting of cash of $6,951. Total liabilities at December 31, 2000 were $500, consisting solely of accounts payable

    The Company has not realized material revenues since its inception. For the years ended December 31, 2000 and 1999, the Company recorded general and administrative expenses of $11,023 and $15,087, respectively. Year 2000 expenses were attributed to professional fees in connection with preparation of financial statements and filing periodic reports with the Commission required of reporting companies. The 1999 expenses were primarily legal and accounting expenses related to the filing of the Company's registration statement on Form 10-SB. The Company's net loss for the years ended December 31, 2000 and 1999 were $11,023 and $15,087, respectively. No revenues are anticipated prior to the Company consummating an acquisition or merger agreement and, during this period of time, the Company anticipates its expenses to be level.

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

    Because of the Company lack of funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

    If the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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





Net Operating Loss

    The Company has accumulated approximately $60,000 of net operating loss carryforwards as of December 31, 2000, which may be offset against future taxable income through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. Managements believes that there is a 50% or greater
chance that the carryforward will not be used.   No tax benefit has
been reported in the financial statements for the year ended December 31, 2000 because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of equal amount.

Year 2000 Risks

    Year 2000 issue may result from the computer industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. Through December 31, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue nor has it been made aware of or experienced date related problems with any third-party software. Because the Company currently does not have operations except for its search for viable business opportunities, it does not own or use any computer equipment. The Company did not do a full assessment of the potential Year 2000 issue and does not intend to do so in the future. The Company does not believe that the cost of addressing any future issue will have a material adverse impact on its financial position.

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

Recent Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board
("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 2000 and 1999 have all been examined to the extent indicated in their report by H J & Associates, Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.


























                         QUAZON, CORP.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

                       December 31, 2000



     McGLADREY NETWORK                                 American Institute of
An Independently Owned Member                            Certified Public
    Worldwide Services                                     Accountants
  Through RSM International
                                                       Utah Association of
                                                        Certified Public
                                                            Accountants

                                                       SEC Practice Section
                                                        Private Companies
                                                        Practice Section

                     H J & ASSOCIATES, L.L.C.

           CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors
Quazon, Corp.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Quazon Corp. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from the beginning of the development stage on January 1, 1994 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quazon, Corp. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from the beginning of the development stage on January 1, 1994 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 4 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
January 11, 2001

50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
       Telephone (801) 328-4408 * Facsimile (801) 328-4461


                         QUAZON, CORP.
                 (A Development Stage Company)
                         Balance Sheet


                             ASSETS

                                                      December 31,
                                                          2000

CURRENT ASSETS

 Cash                                              $         6,951

  Total Current Assets                                       6,951

  TOTAL ASSETS                                     $         6,951


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                  $           500

  Total Current Liabilities                                    500

STOCKHOLDERS' EQUITY

 Common stock authorized: 100,000,000 common shares
  at $0.001 par value: 3,991,180 shares
  issued and outstanding                                     3,991
 Capital in excess of par value                          1,888,240
 Accumulated deficit prior to January 1, 1994           (1,826,092)
 Deficit accumulated during the development stage          (59,688)

  Total Stockholders' Equity                                 6,451

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        6,951






                         QUAZON, CORP.
                 (A Development Stage Company)
                    Statements of Operations

                                                                     From the
                                                                   Beginning of
                                                                   Development
                                                                    Stage on
                                              For the              January 1,
                                            Years Ended           1994 Through
                                            December 31,          December 31,
                                      2000            1999            2000

REVENUES                         $      -        $      -        $      -

EXPENSES

 General and administrative           11,023          15,087          59,048
 Interest expense                       -               -                640

  Total Expenses                      11,023          15,087          59,688

NET LOSS                         $   (11,023)    $   (15,087)    $   (59,688)

BASIC LOSS PER SHARE             $     (0.00)    $     (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             3,991,180       3,991,180






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





                            QUAZON, CORP.
                     (A Development Stage Company)
            Statements of Stockholders' Equity (Continued)

                                                      Capital in
                                    Common Stock       Excess of    Accumulated
                                  Shares    Amount     Par Value      Deficit

Balance, December 31, 1997       991,180   $   991   $ 1,838,987   $ (1,842,378)

Contributed capital                 -         -            1,753           -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for services            1,500,000     1,500         3,500           -

October 31, 1998, issuance of
 common stock at $0.003 per
 share for cash                1,500,000     1,500         3,500           -

Net loss for the year ended
 December 31, 1998                  -         -             -           (17,292)

Balance, December 31,1998      3,991,180     3,991     1,847,740     (1,859,670)

Contributed capital                 -         -           25,000           -

Net loss for the year ended
 December 31, 1999                  -         -             -           (15,087)

Balance, December 31, 1999     3,991,180     3,991     1,872,740     (1,874,757)

Contributed capital                 -         -           15,500           -

Net loss for the year ended
 December 31, 2000                  -         -             -           (11,023)

Balance, December 31, 2000     3,991,180   $ 3,991   $ 1,888,240   $ (1,885,780)






                           QUAZON, CORP.
                   (A Development Stage Company)
                     Statements of Cash Flows

                                                                     From the
                                                                    Beginning of
                                                                    Development
                                                                     Stage on
                                                          For the    January 1,
                                                       Years Ended  1994 Through
                                                       December 31, December 31,
                                                      2000      1999    2000

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                         $(11,023) $(15,087) $(59,688)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Stock issued for services                          -         -        5,000
  Changes in operating asset and liability accounts:
    Increase (decrease) in accounts payable            -         (323)      500

     Net Cash (Used) by Operating Activities        (11,023)  (15,410)  (54,188)

CASH FLOWS FROM INVESTING ACTIVITIES:                  -         -         -

CASH FLOWS FROM FINANCING ACTIVITIES:

  Contributed capital                                15,500    25,000    42,309
  Proceeds from notes payable - related party          -         -       10,000
  Payments made on notes payable                       -      (10,000)  (10,000)
  Issuance of common stock for cash                    -         -       18,830

     Net Cash Provided by Financing Activities       15,500    15,000    61,139

NET INCREASE (DECREASE) IN CASH                       4,477      (410)    6,951

CASH AT BEGINNING OF PERIOD                           2,474     2,884      -

CASH AT END OF PERIOD                              $  6,951  $  2,474  $  6,951

Cash Payments For:

  Income taxes                                     $   -     $   -     $   -
  Interest                                         $   -     $   -     $   -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                 $   -     $   -     $  5,000




                          QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2000

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

       c. Basic Loss Per Share

       The following is an illustration of the reconciliation of
       the numerators and denominators of the basic loss per share calculation:
                                                          For the
                                                        Years Ended
                                                        December 31,
                                                     2000          1999

           Net loss (numerator)                   $   (11,023)    $   (15,087)

           Weighted average shares outstanding
            (denominator)                           3,991,180       3,991,180
           Basic loss per share                   $     (0.00)    $     (0.00)





                         QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2000

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

       f. Provision for Taxes

       At December 31, 2000, the Company had net operating loss carryforwards of approximately $60,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards of $21,000 are offset by a valuation allowance of the same amount.

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                For the Years Ended
                                                     December 31,
                                                  2000         1999

       Income tax benefit at statutory rate   $   4,189    $   5,733
       Change in valuation allowance             (4,189)      (5,733)

                                              $    -       $    -

       Deferred tax assets (liabilities) are comprised of the following:

                                                 For the Years Ended
                                                      December 31,
                                                   2000         1999

       Income tax benefit at statutory rate   $  22,681     $  18,492
       Change in valuation allowance            (22,681)      (18,492)

                                              $    -        $    -

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.


                         QUAZON, CORP.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2000

NOTE 2 - REVERSE STOCK SPLIT

       On October 24, 1997, the board of directors of the Company approved a 1-for-250 reverse stock split and on October 30, 1998, the board of directors of the Company approved a 1-for-15 reverse stock split while retaining the authorized shares at 100,000,000 and retaining the par value at $0.001. These changes have been applied to the financial statements on a retroactive basis back to inception of the development stage. The Company provided that no shareholder would be reduced below 100 shares, accordingly, 18,984 post-split fractional shares were issued.

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

       In 2000, an officer of the Company contributed $15,500 to the Company in expenses incurred on the Company's behalf.

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

                             PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

    The executive officers and directors of the Company are as follows:

           Name              Age            Position
     Steven D. Moulton        38        President, Chief Executive
                                        Officer and Director
     James T. Wheeler         37        Vice President and Director
     Diane Nelson             29        Secretary / Treasurer and
                                        Director
___________________________

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Directors have agreed to defer their expenses and any compensation until such time as the Company can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

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

    The Company's Secretary/Treasurer, Diane M. Nelson, is presently and has been since December 1997 Secretary/Treasurer and a director of XEBec International Corp a "shell" or "blank check" company that is actively pursuing an acquisition or merger. Additionally, from October 1995 to September 1996, Ms. Nelson served as Vice President and a director of Icon Systems, Inc.

    Other than for his affiliation with the Company, James T.
Wheeler has not been involved as a director, executive officer or five percent stockholder of any "blank check" company in the last ten years.

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

    The business experience of each of the persons listed above during the past five years is as follows:

    Steven D. Moulton is a graduate of Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, Mr. Moulton served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President);Sagitta Ventures (director and President; Jasmine Investments (director and President; Java, Inc. (director and Secretary / Treasurer); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as Beachport Entertainment Corporation. From 1987 to 1991, he was President and a director of Icon Systems, Inc. and served as Secretary / Treasurer of the same company from 1995 to 1998. From 1995 to July 1996, he served as director and President of Wasatch International Corporation, formerly Java, Inc. From February 1996 to the present, he has also been the President and a director of Sierra Holding Group, Inc. From December 1997 to 1999, Mr. Moulton was associated with Rocky Mountain Fudge Company, Inc. (director and Vice President), a public candy company, and Bear Lake Recreation, Inc. (director and President), a public snowmobile rental company. Also from December 1997 to the present, Mr. Moulton has been a director and President of XEBec International, Inc., a shell company looking for a merger or acquisition. From August 1999 to the present, Mr. Moulton has been Secretary/Treasurer and a director of Draco Holding Corp. Through its wholly owned subsidiary, Jump'n Jax, Inc. located in St. George, Utah, Draco operates a leasing/rental company of "bounce
house balloons" used at parties.   With the exception of Sagitta
Ventures, Omni International Corporation, Wasatch International, Icon Systems, Inc. and Sierra Holding Group, Inc., none of these companies was subject to the reporting requirements of the Commission. Mr. Moulton owned and operated a Chem-Dry carpet cleaning franchise from 1991 to 1995. Mr. Moulton is the brother of the Company's Secretary/Treasurer, Diane Nelson.

    James T. Wheeler earned a B.S. Degree in communications and public relations from the University of Utah in 1991. From 1991 to 1997, Mr. Wheeler was a quality specialist and brokerage analyst with Fidelity Investments retail customer services in Salt Lake City, Utah. From 1997 to 1998, Mr. Wheeler was a loan officer with FirstPlus Freedom Mortgage and from 1998 to the present, he has been a retail loan officer with Premier Mortgage, both companies being located in Salt Lake City. In 2000, Mr. Wheeler became President of Jump'n Jax, Inc., a wholly owned subsidiary of Draco Holding Corp., that operates a leasing/rental company of "bounce house balloons" in St. George, Utah.

    Diane Nelson (formerly Diane Reed) graduated from Olympus High School in Salt Lake City, Utah in 1989. From 1998 to the present, she has worked for Utah Cleaning and Maid Service, and from 1997 to the present she has also worked as a private day care provider, also in Salt Lake City. From 1996 to 1997, Ms. Nelson was the manager of Red's Frozen Yogurt in Salt Lake City, and from 1994 to 1996, she worked as a travel agent for Morris Trave, also in Slat Lake City. From 1992 to 1994, Ms. Nelson was a reservation agent for Continental Airlines. From October 1995 to September 1996, Ms. Nelson was a director and Vice President of Icon Systems, Inc. and from December 1997 to the present, she has been a director and Secretary/Treasurer of XEBec International, Inc., a shell company looking for a merger or acquisition Ms. Nelson is the sister of the Company's President, Steven D. Moulton.

Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future.

    In 1998, the Company issued 1,000,000 shares to Steven D. Moulton, the Company's President and a director, and 500,000 shares to Diane M. Nelson, a director and Secretary / Treasurer of the Company, for services rendered to the Company. The shares were valued at $.003 per share.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

    The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.



Name and Address                   Amount and Nature of          Percent
of Beneficial Owner                Beneficial Ownership         of Class(1)
Steven D. Moulton*                       2,719,526                 68.1%
  4848 So. Highland Dr. #353
  Salt Lake City, UT 84117
Diane Nelson*                              500,000                 12.5%
  4848 So. Highland Dr. #353
  Salt Lake City, UT 84117
Access Properties Group, L.L.C.            83,334(2)                2.1%
  2176 South Bear Lake Blvd.
  Garden City, UT 84028
Wasatch Consulting Group                   66,667(3)                1.7%
  4848 South Highland Dr. #353
  Salt Lake City, UT 84117
Lane Clissold                             253,341(4)                6.3%
  2413 Butternut Circle
  Salt Lake City, UT 84117
All directors and officers as           3,369,527(5)               84.4%
  a group (3 persons)

      *   Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 3,991,180 shares of common stock outstanding on December 31, 2000.
     (2) Mr. Moulton owns 10% of Access Properties Group, L.L.C. ("Access"), his wife, Claudia Moulton, owns 50% of Access, and Collett Hicken owns 40% of Access. Therefore Mr. Moulton is considered an affiliate of such entity.
     (3) Mr. Moulton is a shareholder, director and executive officer of Wasatch Consulting Group and is deemed to be an affiliate of such entity. Mr. Moulton owns 9% of the outstanding capital shares and various family members, none of which are otherwise associated with the Company, own the remaining 91%.
     (4) Includes 133,334 shares in the name of Mr. Clissold's wife, April Clissold.
     (5) Includes 66,667 shares owned by Wasatch Consulting Group and 83,334 shares owned by Access Properties Group, L.L.C., of which Mr. Moulton is deemed an affiliate.

Item 12.  Certain Relationships and Related Transactions

     During the past two fiscal years there have been no material transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.

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

Dated:  January 30, 2001

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature               Title                      Date


                            President, C.E.O.,   January 30, 2001
 /S/ Steven D. Moulton      C.F.O. and Director
     Steven D. Moulton


                            Secretary/Treasurer  January 30, 2001
 /S/ Dianne Nelson          and Director
     Dianne Nelson          (Principal Accounting Officer)



 /S/ James T. Wheeler       Vice President and   January 30, 2001
    James T. Wheeler        Director