Form 10QSB
period 2001-03-31
QUAZON CORP /NV/
filed 2001-05-14
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    -----------

                         Commission File Number 0-25853

                                  QUAZON CORP.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                 87-0570975
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 135 West 900 South, Salt Lake City, Utah 84101
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (801) 278-2805

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                           Outstanding as of March 31, 2001
               -----                           --------------------------------
   Common Stock, $.001 par value                            7,000,000

                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- March 31, 2001....................................................      4

                  Statements of Operations -- three months ended March 31, 2001
                    and 2000..........................................................................      5

                  Statements of Stockholders' Equity (Deficit)........................................      6

                  Statements of Cash Flows -- three months ended March 31, 2001
                    and 2000..........................................................................      8

                  Notes to Consolidated Financial Statements .........................................      9

Item 2.      Management's Discussion and Analysis or Plan of Operations...............................     13

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     14

Item 2.      Changes In Securities and Use of Proceeds................................................     14

Item 3.      Defaults Upon Senior Securities..........................................................     15

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

                  SIGNATURES..........................................................................     16

                                     PART I

Item 1.  Financial Statements

         The following unaudited Financial Statements for the period ended March 31, 2001, have been prepared by the Company.




                                  QUAZON CORP.


                              FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                                  QUAZON, CORP.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                           March 31,     December 31,
                                                             2001            2000
                                                          -----------    -----------
                                                          (Unaudited)
CURRENT ASSETS
   Cash                                                   $       432    $     6,951
                                                          -----------    -----------

     Total Current Assets                                         432          6,951
                                                          -----------    -----------

     TOTAL ASSETS                                         $       432    $     6,951
                                                          ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                       $      --      $       500
   Shareholder loan                                             3,000           --
                                                          -----------    -----------

     Total Current Liabilities                                  3,000            500
                                                          -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized: 100,000,000 common shares
    at $0.001 par value: 7,000,000 and 3,991,180 shares
    issued and outstanding, respectively                        7,000          3,991
   Capital in excess of par value                           1,915,319      1,888,240
   Accumulated deficit prior to January 1, 1994            (1,826,092)    (1,826,092)
   Deficit accumulated during the development stage           (98,795)       (59,688)
                                                          -----------    -----------

     Total Stockholders' Equity (Deficit)                      (2,568)         6,451
                                                          -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                          $       432    $     6,951
                                                          ===========    ===========

                                  QUAZON, CORP.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                  From the
                                                              Beginning of
                                                               Development
                                                                  Stage on
                                            For the             January 1,
                                      Three Months Ended      1994 Through
                                           March 31,             March 31,
                                       2001           2000           2001
                                -----------    -----------    -----------

REVENUES                        $      --      $      --      $      --
                                -----------    -----------    -----------

EXPENSES

   General and administrative        39,107          3,233         98,155
   Interest expense                    --             --              640
                                -----------    -----------    -----------

     Total Expenses                  39,107          3,233         98,795
                                -----------    -----------    -----------

NET LOSS                        $   (39,107)   $    (3,233)   $   (98,795)
                                ===========    ===========    ===========

BASIC LOSS PER SHARE            $     (0.00)   $     (0.00)          --
                                ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING            6,004,707      3,991,180           --
                                ===========    ===========    ===========

                                  QUAZON, CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                      Capital in
                                                                  Common Stock         Excess of    Accumulated
                                                              Shares        Amount     Par Value        Deficit
                                                         -----------   -----------   -----------    -----------

Balance, December 31, 1993                                     5,530   $         6   $ 1,826,086    $(1,826,092)

Net loss for the year ended
 December 31, 1994                                              --            --            --             --
                                                         -----------   -----------   -----------    -----------

Balance, December 31, 1994                                     5,530             6     1,826,086     (1,826,092)

Net loss for the year ended
 December 31, 1995                                              --            --            --             --
                                                         -----------   -----------   -----------    -----------

Balance, December 31, 1995                                     5,530             6     1,826,086     (1,826,092)

Net loss for the year ended
 December 31, 1996                                              --            --            --             --
                                                         -----------   -----------   -----------    -----------

Balance, December 31, 1996                                     5,530             6     1,826,086     (1,826,092)

November 7, 1997, issuance of
 common stock at $0.01 per share
 for cash                                                    466,667           467         4,533           --

November 12, 1997, issuance of
 common stock at $0.01 per share
 for cash                                                    499,999           499         7,451           --

Fractional shares issued in reverse
 stock split                                                  18,984            19           (19)          --

Contributed capital                                             --            --             936           --

Net loss for the year ended
 December 31, 1997                                              --            --            --          (16,286)
                                                         -----------   -----------   -----------    -----------

Balance, December 31, 1997                                   991,180   $       991   $ 1,838,987    $(1,842,378)
                                                         -----------   -----------   -----------    -----------

                                  QUAZON, CORP.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                   Capital in
                                                              Common Stock         Excess of        Accumulated
                                                           Shares       Amount     Par Value          Deficit
                                                         ----------   ----------   ----------    ---------------
Balance, December 31, 1997                                  991,180   $      991   $1,838,987    $    (1,842,378)

Contributed capital                                            --           --          1,753               --

October 31, 1998, issuance of
 common stock at $0.003 per
 share for services                                       1,500,000        1,500        3,500               --

October 31, 1998, issuance of
 common stock at $0.003 per
 share for cash                                           1,500,000        1,500        3,500               --

Net loss for the year ended
 December 31, 1998                                             --           --           --              (17,292)
                                                         ----------   ----------   ----------    ---------------

Balance, December 31,1998                                 3,991,180        3,991    1,847,740         (1,859,670)

Contributed capital                                            --           --         25,000               --

Net loss for the year ended
 December 31, 1999                                             --           --           --              (15,087)
                                                         ----------   ----------   ----------    ---------------

Balance, December 31, 1999                                3,991,180        3,991    1,872,740         (1,874,757)

Contributed capital                                            --           --         15,500               --

Net loss for the year ended
 December 31, 2000                                             --           --           --              (11,023)
                                                         ----------   ----------   ----------    ---------------

Balance, December 31, 2000                                3,991,180        3,991    1,888,240         (1,885,780)

January 8, 2001, issuance of
 common stock at $0.01 per share
 for services (unaudited)                                   750,000          750        6,750               --

February 6, 2001, issuance of
 common stock at $0.01 per share
 for services (unaudited)                                 2,258,820        2,259       20,329               --

Net loss for the three months ended
 March 31, 2001 (unaudited)                                    --           --           --              (39,107)
                                                         ----------   ----------   ----------    ---------------

Balance, March 31, 2001 (unaudited)                       7,000,000   $    7,000   $1,915,319    $    (1,924,887)
                                                         ==========   ==========   ==========    ===============

                                  QUAZON, CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                From the
                                                                            Beginning of
                                                                             Development
                                                                                Stage on
                                                              For the         January 1,
                                                       Three Months Ended   1994 Through
                                                              March 31,        March 31,
                                                           2001        2000        2001
                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(39,107)   $ (3,233)   $(98,795)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Stock issued for services                            30,088        --        35,088
  Changes in operating asset and liability accounts:
    Increase (decrease) in accounts payable                (500)      2,288        --
                                                       --------    --------    --------

     Net Cash (Used) by Operating Activities             (9,519)       (945)    (63,707)
                                                       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:                      --          --          --
                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Contributed capital                                      --          --        42,309
  Proceeds from notes payable - related party             3,000       8,000      13,000
  Payments made on notes payable                           --          --       (10,000)
  Issuance of common stock for cash                        --          --        18,830
                                                       --------    --------    --------

     Net Cash Provided by Financing Activities            3,000       8,000      64,139
                                                       --------    --------    --------

NET INCREASE (DECREASE) IN CASH                          (6,519)      7,055         432

CASH AT BEGINNING OF PERIOD                               6,951       2,474        --
                                                       --------    --------    --------

CASH AT END OF PERIOD                                  $    432    $  9,529    $    432
                                                       ========    ========    ========

Cash Payments For:

  Income taxes                                         $   --      $   --      $   --
  Interest                                             $   --      $   --      $   --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                     $ 30,088    $   --      $ 35,088

                                  QUAZON, CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

         c. Basic Loss Per Share

         The  following  is  an  illustration  of  the   reconciliation  of  the
         numerators and denominators of the basic loss per share calculation:

                                                           For the
                                                    Three Months Ended
                                                          March 31,
                                                    2000           1999
                                               -----------    -----------

         Net loss (numerator)                  $   (39,107)   $    (4,369)

         Weighted average shares outstanding
           (denominator)                         6,004,707      1,492,550
                                               -----------    -----------

         Basic loss per share                  $     (0.00)   $     (0.00)
                                               ===========    ===========

                                  QUAZON, CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

         f. Provision for Taxes

         At March 31, 2001, the Company had net operating loss carryforwards of approximately $100,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards of $21,000 are offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                               For the Three Months Ended
                                                        March 31,
                                                   2001        2000
                                                 --------    --------
          Income tax benefit at statutory rate   $ 14,860    $  1,228
          Change in valuation allowance           (14,860)     (1,228)
                                                 --------    --------

                                                 $     -     $     -
                                                 ========    ========

         Deferred tax assets (liabilities) are comprised of the following:

                                               For the Three Months Ended
                                                       March 31,
                                                  2001         2000
                                                ---------    ---------

         Income tax benefit at statutory rate   $ 731,457    $ 713,636
         Change in valuation allowance           (731,457)    (713,636)
                                                ---------    ---------

                                                $      -     $      -
                                                =========    =========

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                                  QUAZON, CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g. Unaudited Financial Statements

         The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

         On January 8, 2001, the Company issued 750,000 shares of its restricted common stock to officers of the Company for services valued at $7,500 or $0.01 per share.

         On February 6, 2001, the Company issued 2,258,820 shares of its restricted common stock to an officer of the Company for services valued at $22,588 or $0.01 per share.

                                  QUAZON, CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

         Quazon Corp. (the "Company") is a development stage company that has not engaged in material operations or realized revenues for several years. An officer of the Company has, in the past, advanced funds for payment of certain expenses incurred by the Company. A portion of these advances have been subject to a note payable and the Company has issued shares of Company common stock for other advances. The Company requires only nominal capital to maintain its corporate viability.

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

         At March 31, 2001, the Company had total assets consisting of cash of $432 compared to total assets at and December 31, 2000 of $6,951 in cash. The cash represents advances to the Company by an officer. Total liabilities at March 31, 2001 were $3,000, consisting of a shareholder loan payable. Total liabilities at December 31, 2000 were $500 in accounts payable.

         For the three months ended March 31, 2001, general and administrative expenses were $39,107 compared to $3,233 the same 2000 period. General and administrative expenses are primarily for consulting services and to compensate an officer. Approximately $30,088 of the expenses were paid by the Company issuing 3,008,820 shares of its authorized, but previously unissued common stock in exchange for services rendered. The balance of the expenses were primarily for legal and accounting services. The Company's net loss for the three months of 2001 was $39,107 compared to $3,233 for the same 2000 period.

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

Net Operating Loss

         The Company has accumulated approximately $100,000 of net operating loss carryforwards as of March 31, 2001. This loss carryforward may be offset against future taxable income in future years through 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards of $21,000 are offset by a valuation allowance of the same amount.

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

Item 2.  Changes In Securities and Use of Proceeds

         On January 8, 2001, the Company issued 750,000 shares of its authorized, but previously unissued common stock to officers of the Company in exchange for services valued at $7,500, or $0.01 per share. These shares were registered with the Securities and Exchange Commission pursuant to a registration statement filed on February 6, 2001 on Form S-8.

         On February 6, 2001, the Company issued 2,258,820 shares of its authorized, but previously unissued common stock to an officer of the Company in exchange for services valued at $22,588, or $0.01 per share. These shares were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, as provided by Section 4(2) of that Act.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5.  Other Information

         On February 26, 2001, a Stock Purchase Agreement ("Stock Purchase Agreement") was entered into by and between eight shareholders of the Company including three officers and directors (collectively the "Sellers"), and five other parties (collectively the "Purchasers"). Pursuant to the terms of the Stock Purchase Agreement, the Sellers agreed to sell, and the Purchasers agreed to purchase, certain shares of common stock of the Company.

         A total of 386,111 shares were to be sold by the Sellers to Purchasers in three separate phases between February 26, 2001 and April 16, 2001. Upon the completion of the first three phases: (i) the current officers and directors of the Company were to resign and appoint the designees of Bluestone, Inc. as their replacement directors; and (ii) three option agreements were to be granted to certain of the Purchasers which, collectively, would give those Purchasers the right to purchase up to 5,278,347 shares of the Company's authorized, but unissued common stock, upon the terms and conditions described in the option agreements.

         In the event that all of the stock purchases/sales contemplated by the Stock Purchase Agreement were consummated, including the complete exercise of all options which may be granted pursuant to the Stock Purchase Agreement, the Purchasers would have collectively purchased a total of 5,664,458 shares of the Company's common stock, which would have represent approximately 80.9% of all shares estimated to be issued and outstanding as of that time.

         The purchase or sale of the shares, the granting of certain options, and the exercise of those options were all subject to terms and conditions described in the Stock Purchase Agreements and the related option agreements. If the purchase/sale of 386,111 shares contemplated in phases one, two and three of the Stock Purchase Agreement were consummated, a change in control of the Company would have resulted upon the resignations of the current officers and directors and the appointment of Bluestone, Inc.'s designees as new directors. This was to occur on or before April 16, 2001.

         At April 16, 2001, none of the contemplated phases had occurred and there was no change of control of the Company. Accordingly, because the terms and conditions of the Stock Purchase Agreement were not fulfilled, it terminated by its own terms.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 - Financial Data Schedules

         (b)      Reports on Form 8-K

                  On February 26, 2001, the Company filed a current report on Form 8-K reporting under Item 5 of that Form the terms and conditions of the Stock Purchase Agreement and the contemplated change in control of the Company.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     QUAZON CORP.



Date:  May 14, 2001                  By:  /S/ STEVEN D. MOULTON
                                        --------------------------
                                     STEVEN D. MOULTON
                                     C.E.O., C.F.O., President and Director





Date:  May 14, 2001                  By  /S/ DIANNE NELSON
                                        ----------------------------
                                     DIANNE NELSON
                                     Secretary/Treasurer,  and Director
                                     (Principal Accounting
                                      Officer)