Form 10QSB
period 2001-06-30
QUAZON CORP /NV/
filed 2001-08-20
CIK 1083036

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                 for the Quarterly Period Ended June 30, 2001


                        Commission File Number 0-25853



                           SCIENTIFIC ENERGY, INC.

      (Exact name of small business issuer as specified in its charter)



        Nevada                                          87-0570975

(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                         Identification No.)


      630 North 400 West
      Salt Lake City, Utah                               84103

(Address of principal executive offices)               (Zip Code)



                                (801) 359-2410

                         (Issuer's telephone number)



         Quazon Corp., 135 West 900 South, Salt Lake City, Utah 84101

             (Former name, former address and former fiscal year,
                         if changed since last report)



Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2001, issuer had 27,000,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [x]

                        PART I - FINANCIAL INFORMATION


                        Item 1.  Financial Statements


                       INDEPENDENT ACCOUNTANT'S REPORT


Scientific Energy, Inc. (Formerly Quazon Corp.)
(A Development Stage Company)


       We have reviewed the accompanying consolidated balance sheets of Scientific Energy, Inc. (Formerly Quazon Corp.) (a development stage company) as of June 30, 2001 and December 31, 2000 and the related consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and consolidated cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

                                          Respectfully submitted

                                          /s/ Robison, Hill & Co.
                                          ______________________________
                                          Certified Public Accountants

Salt Lake City, Utah
August 7, 2001

               SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS



                                                    June 30,    December 31,
                                                      2001         2000
                                                 ------------- -------------
ASSETS
Current Assets:
Cash & Cash Equivalents                          $          -  $      6,951
                                                 ------------- -------------

Other Assets:
Technology                                            250,040             -
                                                 ------------- -------------

    Total Assets                                 $    250,040  $      6,951
                                                 ============= =============


LIABILITIES
Current Liabilities:
Accounts Payable & Accrued Expenses              $     31,495  $        500
Bank Overdraft                                          7,672             -
Note Payable Shareholder                               22,837             -
                                                 ------------- -------------

    Total Current Liabilities                          62,004           500
                                                 ------------- -------------

STOCKHOLDERS' EQUITY
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 27,000,000 & 3,991,180 Shares
     at June 30, 2001 and December 31, 2000            27,000         3,991
  Paid-In Capital                                     218,472     1,888,240
  Retained Deficit, Since June 6, 2001                      -    (1,826,092)
  Deficit Accumulated During the
    Development Stage, Since June 6, 2001             (57,436)      (59,688)
                                                 ------------- -------------

     Total Stockholders' Equity                       188,036         6,451
                                                 ------------- -------------
     Total Liabilities and
       Stockholders' Equity                      $    250,040  $      6,951
                                                 ============= =============








               See accompanying notes and accountants' report.


               SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                        (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Cumulative
                                                                                  since
                                                                                  June 6,
                                                                                  2001
                                                                                  Inception
                          For the Three Months Ended   For the Six Months Ended   of
                                    June 30,                    June 30,          Development
                              2001           2000        2001            2000     Stage
                          ------------- ------------- ------------- ------------- -------------
Revenues:                 $          -  $          -  $          -  $          -  $          -

Expenses:
General &  Administrative       57,354           852        57,354         4,085        57,354
                          ------------- ------------- ------------- ------------- -------------
Other Income (Expense)
Interest, Net                      (82)         (200)          (82)         (200)          (82)

     Net Loss             $    (57,436) $     (1,052) $    (57,436) $     (4,285) $    (57,436)
                          ============= ============= ============= ============= =============
Basic & Diluted Loss
Per Share                 $      (0.01) $          -  $          -  $          -
                          ============= ============= ============= =============







               See accompanying notes and accountants' report.



               SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Cumulative
                                                                        since
                                                                        June 6,
                                                                        2001
                                             For the Six Months Ended   Inception of
                                                      June 30,          Development
                                                2001           2000     Stage
                                            ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------
Net Loss                                    $    (57,436) $     (4,285) $    (57,436)
Quasi-Reorganization Adjustments                 (11,018)            -       (11,018)
Increase (Decrease) in Accounts Payable           30,995          (300)       30,995
Increase (Decrease) in Bank Overdraft              7,671             -         7,671
Increase (Decrease) in Accrued Interest               82             -            82
                                            ------------- ------------- -------------
  Net Cash Used in operating activities          (29,706)       (4,585)      (29,706)
                                            ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Net cash provided by investing activities              -             -             -
                                            ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Note Payable Shareholder                          22,755         8,000        22,755
                                            ------------- ------------- -------------
  Net Cash Provided by Financing Activities       22,755         8,000        22,755
                                            ------------- ------------- -------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                       (6,951)        3,415        (6,951)

Cash and Cash Equivalents
   at Beginning of Period                          6,951         2,474         6,951
                                            ------------- ------------- -------------
Cash and Cash Equivalents
  at End of Period                          $          -  $      5,889  $          -
                                            ============= ============= =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                  $          -  $          -  $          -
  Income taxes                              $          -  $          -  $          -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None
Common Stock Exchanged for Technology            250,040             -       250,040








           See accompanying notes and accountants' report.


           SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                    (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      This summary of accounting policies for Scientific Energy, Inc. (Formerly Quazon Corp.) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting
-----------------

      The unaudited financial statements as of June 30, 2001 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months.
Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation
--------------------------------------

      The Company was originally incorporated under the laws of the State of Utah on June 26, 1981, under the name of The Fence Post, Inc.

      On November 7, 1997, the name was changed to Quazon Corp. On November 19, 1997, Quazon Corp. of Utah merged with Quazon Corp., a Nevada corporation, with the Nevada corporation as the surviving company.

      On July 16, 2001, the Board of Directors resolved to change the name of the Company to Scientific Energy, Inc.

      Since June 6, 2001, the Company is in the development stage, and has not commenced planned principal operations.

Quasi-Reorganization and Acquisition of Subsidiaries
----------------------------------------------------

      On June 6, 2001, the Company entered into an agreement and plan of reorganization with Scientific Energy, Inc., a Utah Corporation
("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific.

      This reorganization has been accounted for as a quasi-reorganization. In connection with the quasi-reorganization the companies retained deficit prior to June 6, 2001 of $1,937,012 has been eliminated against Paid-In Capital.

           SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                    (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation
---------------------------

      The consolidated financial statements include the accounts of Scientific Energy, Inc. (formerly Quazon, Corp.) a Nevada corporation and its wholly-owned subsidiary Scientific Energy, Inc., a Utah corporation.

      The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.

      All significant inter-company accounts and transactions have been eliminated.

Nature of Business
------------------

       The Company develops small electricity generation devices to be incorporated into existing portable electronic devices including portable laptop computers, handheld devices, cellular phones, and a variety of other electronic devices. In addition, the Company is developing technology that will assist both industrial concerns and consumers in a variety of applications to significantly reduce energy consumption.

Cash and Cash Equivalents
-------------------------

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates
--------------------------

      The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                    (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share
--------------

      The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                               Per-Share
                                     Income       Shares       Amount
                                     ------------ ------------ ------------
                                     (Numerator)  (Denominator)

                                     For the Three Months Ended June 30, 2001
                                     ----------------------------------------
Basic Loss per Share
Loss to common shareholders          $   (57,436)   6,038,139  $      (0.01)
                                     ============ ============ =============

                                     For the Three Months Ended June 30, 2000
                                     ----------------------------------------
Basic Loss per Share
Loss to common shareholders          $    (1,052)   3,991,180  $          -
                                     ============ ============ =============

                                     For the Six Months Ended June 30, 2001
                                     --------------------------------------
Basic Loss per Share
Loss to common shareholders          $   (57,436)  12,494,505  $          -
                                     ============ ============ =============

                                     For the Six Months Ended June 30, 2000
                                     --------------------------------------
Basic Loss per Share
Loss to common shareholders          $    (4,285)   3,991,180  $          -
                                     ============ ============ =============

      The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk
----------------------------

      The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification
----------------

      Certain reclassifications have been made in the 2000 financial statements to conform with the June 30, 2001 presentation.

           SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                    (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Continued)

NOTE 2 - INCOME TAXES

      As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $57,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

      As of June 30, 2001 all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

      The Company leases office space for a research lab in New Mexico. The lease is month to month with payments of $2,000 per month.

NOTE 5 - REVERSE STOCK SPLIT

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

           SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                    (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Continued)


NOTE 6 - EMPLOYMENT CONTRACTS / ROYALTY AGREEMENT

      The Company signed a royalty agreement and employment contracts with Paul Thomas, Daryl Conley, David Sanders and Otis H. Sanders. The royalty agreement provides for a royalty of 5% of the gross manufacturing cost of the product invented by such inventor. Payment of royalties is due on or before the 30th day after each calendar quarter for the previous quarter's manufacturing costs. The royalty agreement also provides for advances against future royalties. The annual salaries and royalty advances resulting from these agreements for each of these individuals are as follows:

                                                 Annual         Annual
                        Name                     Salaries       Advances
      ------------------------------------------ -------------- --------------
      Paul Thomas                                $       8,000  $      15,996
      Daryl Conley                               $      14,000  $      27,996
      David Sanders                              $       8,000  $      15,996
      Otis H. Sanders                            $      20,000  $      39,966
                                                 -------------- --------------

                  Total                          $      50,000  $      99,954
                                                 ============== ==============


NOTE 7 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

      On August15, 2001, the president of the Company has given the Company an unsecured line of credit for up to $350,000. The Line carries interest at Prime. As of June 30, 2001 the Company has borrowed $22,755 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder".

NOTE 8 - RELATED PARTY TRANSACTIONS

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

           SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                    (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Continued)

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Introduction

      Scientific Energy, Inc. (formerly known as Quazon Corp.) (the "Company") is a development stage company that has not engaged in material operations or realized revenues for several years. An officer of the Company has, in the past, advanced funds for payment of certain expenses incurred by the Company. A portion of these advances has been subject to a note payable, and the Company has issued shares of Company common stock for other advances.

      For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by Todd Crosland, president, director and principal stockholder of the Company, under a $350,000 loan agreement. Until the Company is able to generate revenues or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

      At June 30, 2001, the Company had total assets consisting of technology of $250,040, as compared to total assets as of December 31, 2000, of $6,951 in cash. The technology was acquired by the Company as part of a plan of reorganization with Scientific Energy, Inc., a Utah Corporation ("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific. The technology is the sole asset of Scientific. Total liabilities at June 30, 2001, were $62,004, consisting of accounts payable and accrued expenses of $31,495, a bank overdraft of $7,671, and note payable shareholder of $22,837. Total liabilities at December 31, 2000, were $500 in accounts payable and accrued expenses.

Results of Operations

      For the three months ended June 30, 2001, general and administrative expenses were $57,354, as compared to $852 for the same period in 2000. For the six months ended June 30, 2001, general and administrative expenses were $57,354, as compared to $4,085 for the same period in 2000. General and administrative expenses are primarily for legal and accounting services.

      The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

      In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

Plan of Operation

      As of June 30, 2001, the president of the Company has agreed to loan to the Company up to $350,000. The loan is repayable on demand with interest at prime rate. As of June 30, 2001 the Company has borrowed $22,755 against this line of credit and has been reported along with accrued interest in the
accompanying financial statements as "Note Payable Shareholder".   The Company
estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 12 months.

      Because the Company lacks funds, it may be necessary for the officers and directors either to advance additional funds to the Company or to accrue expenses until such time as revenues are generated sufficient to cover the expenses of the Company. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as revenues are generated sufficient to cover the expenses of the Company. However, if the Company engages outside advisors or consultants in its development of the business, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

      The Company does not expect to purchase or sell any plant or significant equipment and does not expect significant changes in the number of employees in the next 12 months.

Net Operating Loss

      As of June 30, 2001, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $57,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Forward-Looking Information

      This report includes forward-looking statements because we believe it may be helpful to investors to communicate our plans and expectations. Forward-looking statements about what may happen in the future are based on management's beliefs, assumptions and plans for the future, information currently available to management, and other statements that are not historical in nature. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others:

      . We may not be able to develop commercially viable products based on our technologies.
      . We have not obtained any third-party independent verification of our test results or of the efficacy of our product designs.
      . We cannot assure that our intellectual properties do not infringe on the intellectual properties of others.
      . We may not be able to prevent others from infringing on our intellectual properties.
      .  We may not be able to obtain required additional capital.

      . Our technologies may not lead to commercial products that can be manufactured readily or economically in large numbers that will operate efficiently or economically.
      .  We may not be able to market any products we develop.

      Although we believe our plans and expectations stated, reflected in or suggested by our forward-looking statements are reasonable, our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. These statements reflect management's current view of our future events and are subject to certain risks, uncertainties, assumptions and risks. Any of the factors noted above or elsewhere in this document, as well as in other materials filed with the Securities and Exchange Commission, should be considered before any investor decides to purchase or retain any of our securities. Any of such factors could have a material adverse effect on our business and financial condition and prospects, results of operations and trading price for our common stock.

      Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We do not undertake to update, correct or revise any forward-looking statements, even if our plans and expectations change. However, from time to time, we may voluntarily update, correct or revise our previous forward-looking statements.

                     PART II -  OTHER INFORMATION


                      ITEM 1.  LEGAL PROCEEDINGS

      There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.


          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 6, 2001, the Company entered into an agreement and plan of reorganization with Scientific Energy, Inc., a Utah Corporation
("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific. No cash proceeds were received.

      The securities were sold by executive officers of the Company, without the participation of any underwriter. Both of the investors were accredited investors who negotiated the purchase of the securities through personal, face-to-face discussions with executive officers of the Company. The acquisitions were made pursuant to a written agreement in which the Company provided detailed representations and warranties, with related disclosure schedules, respecting the business and financial condition of the Company. Copies of the Company's periodic reports previously filed with the Securities and Exchange Commission were provided. Each investor signed an agreement verifying such investor's status as an accredited investor, that the securities were being acquired for investment without a view toward their distribution, acknowledging that the certificates representing the securities would bear a restrictive legend, and providing additional investor suitability representations and acknowledgements. Certificates representing the shares issued bear a notation conspicuously on their face that they constitute "restricted securities."

      The securities were issued in the foregoing offering in reliance on
Section 4(2) of the Securities Act of 1933.


               ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      By majority written consent of holders of 21,658,820 shares, or 93.93%, of the issued and outstanding stock, the stockholders of the company approved a corporate name change from Quazon Corp. to Scientific Energy, Inc. effective July 12, 2001.

                      ITEM 5.  OTHER INFORMATION


Financial Statements of Acquired Subsidiary

      The financial statements of the Scientific are included beginning immediately following the signature page to this report as follows:

                                                                     Page

Independent Auditor's Report ........................................ F-1

Balance Sheet
  May 31, 2001 .......................................................F-2

Statements of Operations
  Period from May 30, 2001 (inception) to May 31, 2001................F-3

Statement of Stockholders' Equity for the
  Period from May 30, 2001 (inception) to May 31, 2001................F-4

Statements of Cash Flows
  Period from May 30, 2001 (inception) to May 31, 2001................F-5

Notes to Financial Statements.........................................F-6



Pro Forma Financial Statements

      The pro format financial statements have been omitted because there is no material change from the financial statements as of June 30, 2001 and for the thee and six months ended June 30, 2001 and 2000 contained in this Form 10-QSB.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits:

           SEC
Exhibit    Reference
Number     Number      Title of Document                           Location
========== =========== =========================================== ==========
 Item 2.               Plan of Acquisition, Reorganization,
                       Arrangement, Liquidation or Succession
------------------------------------------------------------------------------
    2.01       2       Agreement and Plan of Reorganization       Incorporated
                       among Quazon Corp., Scientific Energy,     by
                       Inc.,  and the stockholders of Scientific  reference*
                       Energy, Inc. dated June 6, 2001



 Item 3        3       Articles of Incorporation and Bylaws
========== =========== =========================================== ==========
    3.01       3       Amendment to Articles of Incorporation
                       to change the name of the Company to
                       Scientific Energy, Inc.                    This filing


 Item 10.              Material Contracts
========== =========== =========================================== ==========
   10.01       10      Royalty Agreement dated May 31, 2001,     This filing
                       by and between Otis H. Sanders, David
                       Sanders, Daryl Conley, Paul Thomas and
                       Scientific Energy, Inc.

   10.02       10      Form of Employment Agreement dated
                       May 31, 2001, by and between Scientific   This filing
                       Energy, Inc. and related schedule of
                       employees and compensation

   10.03       10      Loan Agreement dated as of June 15, 2001, This filing
                       between Scientific Energy, Inc. and Todd
                       B. Crosland with related form of
                       Promissory Note


* Incorporated by reference from the current report on Form 8-K, June 6, 2001.

      (b) Reports on Form 8-K. During the quarter ended June 30, 2001, the Company filed the following items on Form 8-K:

       Date of Event Reported   Item Reported
       -----------------------  -------------

       June 6, 2001             Item 1. Changes In Control Of Registrant
                                Item 2. Acquisition or Disposition of Assets
                                Item 5. Other Events

                              SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SCIENTIFIC ENERGY, INC.


Date:  August 17, 2001            By /s/ Todd B. Crosland
                                     Todd B. Crosland
                                     President and Chief Financial Officer

                       SCIENTIFIC ENERGY, INC.
                    (A Development Stage Company)

                                 -:-

                     INDEPENDENT AUDITOR'S REPORT

                             MAY 31, 2001

                               CONTENTS


Page

Independent Auditor's Report...........................................F - 1

Balance Sheet
  May 31, 2001.........................................................F - 2

Statements of Operations
  Period From May 30, 2001 (inception) to May 31, 2001.................F - 3

Statement of Stockholders' Equity for the
  Period From May 30, 2001 (inception) to May 31, 2001.................F - 4

Statements of Cash Flows
  Period From May 30, 2001 (inception) to May 31, 2001.................F - 5

Notes to Financial Statements..........................................F - 6

                     INDEPENDENT AUDITOR'S REPORT


Scientific Energy, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of Scientific Energy, Inc. (a development stage company) as of May 31, 2001, and the related statements of operations, cash flows, and stockholders' equity for the period from May 30, 2001 (inception) to May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific energy, Inc. (a development stage company) as of May 31, 2001, and the results of its operations and its cash flows for the period from May 30, 2001 (inception) to May 31, 2001 in conformity with generally accepted accounting principles.

                          Respectfully submitted


                          /s/ Robison, Hill & Co.
                          ---------------------------
                          Certified Public Accountants

Salt Lake City, Utah
August 8, 2001

                       SCIENTIFIC ENERGY, INC.
                    (A Development Stage Company)
                            BALANCE SHEET


                                                           May 31,
                                                            2001
                                                       -------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                $          -
                                                       -------------

Other Assets:
Technology                                                  250,040
                                                       -------------

     Total Assets                                      $    250,040
                                                       =============

LIABILITIES
Current Liabilities:
Shareholder Advances                                   $      5,000
                                                       -------------

     Total Liabilities                                        5,000
                                                       -------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.01,
    Authorized 5,000,000 shares,
    No shares issued at May 31, 2001                              -
  Common Stock, Par value $.01,
    Authorized 20,000,000 shares,
    Issued 20,000,000 shares
    at May 31, 2001                                         200,000
  Paid-In Capital                                            50,040
  Deficit Accumulated During the
    Development Stage                                        (5,000)
                                                       -------------

     Total Stockholders' Equity                             245,040
                                                       -------------

     Total Liabilities and Stockholders' Equity        $    250,040
                                                       =============










The accompanying notes are an integral part of these financial statements.

                       SCIENTIFIC ENERGY, INC.
                    (A Development Stage Company)
                       STATEMENTS OF OPERATIONS

                                                For The       Cumulative
                                                Period        since
                                                From          May 30,
                                                May 30, 2001  2001
                                                Inception     Inception
                                                to            of
                                                May 31,       Development
                                                2001          Stage
                                                ------------- -------------
Revenues:                                       $          -  $          -

Expenses:
General & Administrative                               5,000         5,000
                                                ------------- -------------
Other Income (Expense)
Interest, Net                                              -             -

    Net Loss                                    $     (5,000) $     (5,000)
                                                ============= =============

Basic & Diluted Loss Per Share                  $          -
                                                =============




The accompanying notes are an integral part of these financial statements.


                           SCIENTIFIC ENERGY, INC.
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO MAY 31, 2001

                                                                                        Deficit
                                                                                        Accumulated
                                                                                        Since
                                                                                        May 30,
                                                                                        2001
                                                                                        Inception of
                                   Preferred Stock         Common Stock      Paid-In    Development
                                  Shares   Par Value   Shares     Par Value  Capital    Stage
                                ---------- ---------- ----------- ---------- ---------- -----------
Balance at May 30, 2001
 (inception)                            -  $       -          -   $       -  $       -  $        -

May 30, 2001, Issuance of
 Stock for Technology                   -          -   20,000,000   200,000     50,040           -

Net Loss                                -          -            -         -          -      (5,000)
                                ---------- ---------- ----------- ---------- ---------- -----------

Balance at May 31, 2001                 -  $       -   20,000,000 $ 200,000  $  50,040  $   (5,000)
                                ========== ========== =========== ========== ========== ===========






 The accompanying notes are an integral part of these financial statements.

                                     F-4

                      SCIENTIFIC ENERGY, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS

                                                  For The        Cumulative
                                                  Period         since
                                                  From           May 30,
                                                  May 30, 2001   2001
                                                  Inception to   Inception of
                                                  May 31,        Development
                                                  2001           Stage
                                                  -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net Loss                                          $      (5,000) $     (5,000)
                                                  -------------- -------------
  Net Cash Used in operating activities                  (5,000)       (5,000)
                                                  -------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
 Net cash provided by investing activities                    -             -
                                                  -------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Shareholder Advances                                      5,000         5,000
                                                  -------------- -------------
  Net Cash Provided by Financing Activities               5,000         5,000
                                                  -------------- -------------
Net (Decrease) Increase in Cash
 and Cash Equivalents                                         -             -

Cash and Cash Equivalents at Beginning of Period              -             -
                                                  -------------- -------------

Cash and Cash Equivalents at End of Period        $           -  $          -
                                                  ============== =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                        $           -  $          -
  Income taxes                                    $           -  $          -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None
  Common Stock Exchanged for Technology           $     250,040  $    250,040








The accompanying notes are an integral part of these financial statements.

                     SCIENTIFIC ENERGY, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO MAY 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Scientific Energy, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation
--------------------------------------

      The Company was originally incorporated under the laws of the State of Utah on May 30, 2001, under the name of Scientific Energy, Inc. As of May 31, 2001, the Company is in the development stage and has not begun planned principal operations.

Wholly Owned Subsidiary of Parent Company
-----------------------------------------

     On June 6, 2001, the Company entered into an agreement and plan of reorganization with Scientific Energy, Inc.(Formerly Quazon, Corp.), a Nevada Corporation ("Parent"). Pursuant to the agreement, Parent issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of the Company.

Nature of Business
------------------

      The Company develops small electricity generation devices to be incorporated into existing portable electronic devices including portable laptop computers, handheld devices, cellular phones, and a variety of other electronic devices. In addition, the Company is developing technology that will assist both industrial concerns and consumers in a variety of applications to significantly reduce energy consumption.

Cash and Cash Equivalents
-------------------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates
--------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     SCIENTIFIC ENERGY, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO MAY 31, 2001
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share
--------------

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                   Per-Share
                                           Income      Shares      Amount
                                           ----------- ----------- -----------
                                           (Numerator)(Denominator)

   For the Period From May 30, 2001 (inception) to May 31, 2001
   ------------------------------------------------------------

Basic Loss per Share
Loss to common shareholders                $   (5,000)  20,000,000 $      -
                                           =========== =========== ===========


      The effect of outstanding common stock equivalents would be anti-dilutive for May 31, 2001.

Concentration of Credit Risk
----------------------------

       The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

       As of May 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                     SCIENTIFIC ENERGY, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO MAY 31, 2001
                           (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

      As of May 31, 2001 all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

      The Company leases office space for a research lab in New Mexico. The lease is month to month with payments of $2,000 per month.

NOTE 5 - EMPLOYMENT CONTRACTS / ROYALTY AGREEMENT

      The Company signed a royalty agreement and employment contracts with Paul Thomas, Daryl Conley, David Sanders and Otis H. Sanders. The royalty agreement provides for a royalty of 5% of the gross manufacturing cost of the product invented by such inventor. Payment of royalties is due on or before the 30th day after each calendar quarter for the previous quarter's manufacturing costs. The royalty agreement also provides for advances against future royalties. The annual salaries and royalty advances resulting from these agreements for each of these individuals are as follows:

                                                      Annual       Annual
                  Name                                Salaries     Advances
      ----------------------------------------------- ------------ -----------
      Paul Thomas                                     $     8,000  $   15,996
      Daryl Conley                                    $    14,000  $   27,996
      David Sanders                                   $     8,000  $   15,996
      Otis H. Sanders                                 $    20,000  $   39,966
                                                      ------------ -----------

            Total                                     $    50,000  $   99,954
                                                      ============ ===========