Form 10QSB
period 2001-09-30
SCIENTIFIC ENERGY INC
filed 2001-11-13
CIK 1083036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the Quarterly Period Ended September 30, 2001


                         Commission File Number 0-25853


                             SCIENTIFIC ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)


                Nevada                                        87-0570975

    (State or other jurisdiction of                        (I.R.S. Employer
    Incorporation or organization)                        Identification No.)


          630 North 400 West                                     84103
         Salt Lake City, Utah
(Address of principal executive offices)                       (Zip Code)


                                 (801) 359-2410
                           (Issuer's telephone number)


          Quazon Corp., 135 West 900 South, Salt Lake City, Utah 84101 (Former name, former address and fiscal year, if changed since last report)



Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2001, issuer had 27,000,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes    No X

                         PART I - FINANCIAL INFORMATION


                          Item 1. Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Scientific Energy, Inc. (Formerly Quazon Corp.)
(A Development Stage Company)


        We have reviewed the accompanying consolidated balance sheets of Scientific Energy, Inc. (Formerly Quazon Corp.) (a development stage company) as of September 30, 2001 and December 31, 2000 and the related consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and consolidated cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
November 12, 2001

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                      September 30, December 31,
                                                          2001          2000
                                                       -----------  -----------
ASSETS
Current Assets:
Cash & Cash Equivalents ............................   $       622  $     6,951
Prepaid Expenses ...................................        43,475         --
                                                       -----------  -----------

Other Assets:
Technology .........................................       250,040         --


     Total Assets ..................................   $   294,137  $     6,951
                                                       ===========  ===========

LIABILITIES
Current Liabilities:
Accounts Payable & Accrued Expenses ................   $    50,914  $       500
Note Payable Shareholder ...........................       103,905         --
                                                       -----------  -----------

     Total Current Liabilities .....................       154,819          500
                                                       -----------  -----------

STOCKHOLDERS' EQUITY
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 27,000,000 & 3,991,180 Shares
     at September 30, 2001 and December 31, 2000 ...        27,000        3,991
  Paid-In Capital ..................................       218,472    1,888,240
  Retained Deficit, Since June 6, 2001 .............          --     (1,826,092)
  Deficit Accumulated During the
    Development Stage, Since June 6, 2001 ..........      (106,154)     (59,688)
                                                       -----------  -----------

     Total Stockholders' Equity ....................       139,318        6,451
                                                       -----------  -----------

     Total Liabilities and
       Stockholders' Equity ........................   $   294,137  $     6,951
                                                       ===========  ===========









                       See accompanying notes and accountants' report.

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Cumulative
                                                                                          since
                                                                                         June 6,
                                                                                           2001
                                                                                         Inception
                           For the Three Months Ended     For the Nine Months Ended         of
                                  September 30,                  September 30,          Development
                               2001            2000           2001          2000           Stage
                            -----------    -----------    -----------    -----------    -----------
Revenues: ...............   $      --      $      --      $      --      $      --      $      --

Expenses:
Research & Development ..        29,201           --           29,201           --           29,201
General & Administrative         18,398          4,557         75,752          8,642         75,752
                            -----------    -----------    -----------    -----------    -----------

     Loss from Operations       (47,599)        (4,557)      (104,953)        (8,642)      (104,953)

Other Income (Expense)
Interest, Net ...........        (1,119)          (200)        (1,201)          (400)        (1,201)
                            -----------    -----------    -----------    -----------    -----------

     Net Loss ...........   $   (48,718)   $    (4,757)   $  (106,154)   $    (9,042)   $  (106,154)
                            ===========    ===========    ===========    ===========    ===========

Basic & Diluted Loss
Per Share ...............   $      --      $      --      $      --      $      --
                            ===========    ===========    ===========    ===========




                       See accompanying notes and accountants' report.

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                                                              since
                                                                                              June 6,
                                                                                               2001
                                                               For the Nine Months Ended    Inception of
                                                                     September 30,           Development
                                                              --------------------------
                                                                  2001            2000          Stage
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................................   $  (106,154)   $    (9,042)   $  (106,154)
Quasi-Reorganization Adjustments ..........................       (11,018)          --          (11,018)
(Increase) Decrease in Prepaid Expenses ...................       (43,475)          --          (43,475)
Increase (Decrease) in Accounts Payable ...................        50,414            893         50,414
Increase (Decrease) in Bank Overdraft .....................          --             --             --
Increase (Decrease) in Accrued Interest ...................           931           --              931
                                                              -----------    -----------    -----------
  Net Cash Used in operating activities ...................      (109,302)        (8,149)      (109,302)
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities .................          --             --             --
                                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Note Payable Shareholder ..................................       102,973          8,000        102,973
                                                              -----------    -----------    -----------
  Net Cash Provided by Financing Activities ...............       102,973          8,000        102,973
                                                              -----------    -----------    -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............................        (6,329)          (149)        (6,329)
Cash and Cash Equivalents
  at Beginning of Period ..................................         6,951          2,474          6,951
                                                              -----------    -----------    -----------
Cash and Cash Equivalents
  at End of Period ........................................   $       622    $     2,325    $       622
                                                              ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ................................................   $       268    $      --      $       268
  Income taxes ............................................   $      --      $      --      $      --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock Exchanged for Technology .....................       250,040           --          250,040

                 See accompanying notes and accountants' report.

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

Interim Reporting

        The unaudited financial statements as of September 30, 2001 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

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

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                               For the Three Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                   $       (48,718)      27,000,000  $            -
                                              ===============  ===============  ==============

                                               For the Three Months Ended September 30, 2000
Basic Loss per Share
Loss to common shareholders                   $        (4,757)       3,991,180  $            -
                                              ===============  ===============  ==============

                                                For the Nine Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                   $      (106,154)      18,152,482  $            -
                                              ===============  ===============  ==============

                                                For the Nine Months Ended September 30, 2000
Basic Loss per Share
Loss to common shareholders                   $        (9,042)       3,991,180  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for September 30, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the September 30, 2001 presentation.

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 2 - INCOME TAXES

        As of September 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $106,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

        As of September 30, 2001 all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)


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


                                                     Annual          Annual
                         Name                       Salaries        Advances
----------------------------------------------  --------------- ---------------

Paul Thomas                                     $         8,000 $        15,996
Daryl Conley                                    $        14,000 $        27,996
David Sanders                                   $         8,000 $        15,996
Otis H. Sanders                                 $        20,000 $        39,966
                                                --------------- ---------------

     Total                                      $        50,000 $        99,954
                                                =============== ===============

NOTE 7 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

        On August15, 2001, the president of the Company has given the Company an unsecured line of credit for up to $350,000. The Line carries interest at Prime. As of September 30, 2001 the Company has borrowed $103,905 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder".

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

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

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

        For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by Todd Crosland, president, director and principal stockholder of the Company, under a $350,000 loan agreement. As of September 30, 2001, the Company owes $103,905 on this note. Until the Company is able to generate revenues or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

        At September 30, 2001, the Company had total assets of $294,137, consisting primarily of technology of $250,040, as compared to total assets as of December 31, 2000, of $6,951 in cash. The technology was acquired by the Company as part of a plan of reorganization with Scientific Energy, Inc., a Utah Corporation ("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific. The technology is the sole asset of Scientific. Total liabilities at September 30, 2001, were $154,819, consisting of accounts payable and accrued expenses of $50,914 and note payable shareholder of $103,905. Total liabilities at December 31, 2000, were $500 in accounts payable and accrued expenses.

Results of Operations

        For the three months ended September 30, 2001, general and administrative expenses were $57,354, as compared to $852 for the same period in 2000. For the nine months ended September 30, 2001, general and administrative expenses were $57,354, as compared to $4,085 for the same period in 2000. General and administrative expenses are primarily for legal and accounting services.

        The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

        In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

Plan of Operation

        As of September 30, 2001, the president of the Company has agreed to loan to the Company up to $350,000. The loan is repayable on demand with interest at prime rate. As of September 30, 2001 the Company has borrowed $103,905 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 12 months.

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

Net Operating Loss

        As of September 30, 2001, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $106,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Forward-Looking Information

        This report includes forward-looking statements because we believe it may be helpful to investors to communicate our plans and expectations. Forward-looking statements about what may happen in the future are based on management's beliefs, assumptions and plans for the future, information currently available to management, and other statements that are not historical in nature. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others:

* We may not be able to develop commercially viable products based on our technologies.

* We have not obtained any third-party independent verification of our test results or of the efficacy of our product designs.

* We cannot assure that our intellectual properties do not infringe on the intellectual properties of others.

*        We  may  not  be  able  to  prevent  others  from   infringing  on  our
         intellectual properties.

*        We may not be able to obtain required additional capital.

* Our technologies may not lead to commercial products that can be manufactured readily or economically in large numbers that will operate efficiently or economically.

*        We may not be able to market any products we develop.

    Although we believe our plans and expectations stated, reflected in or suggested by our forward- looking statements are reasonable, our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. These statements reflect management's current view of our future events and are subject to certain risks, uncertainties, assumptions and risks. Any of the factors noted above or elsewhere in this document, as well as in other materials filed with the Securities and Exchange Commission, should be considered before any investor decides to purchase or retain any of our securities. Any of such factors could have a material adverse effect on our business and financial condition and prospects, results of operations and trading price for our common stock.

    Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We do not undertake to update, correct or revise any forward-looking statements, even if our plans and expectations change. However, from time to time, we may voluntarily update, correct or revise our previous forward- looking statements.

                           PART II--OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

    There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                            ITEM 5. OTHER INFORMATION

    None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:
        --------


             SEC
Exhibit   Reference
Number     Number                   Title of Document

--------------------------------------------------------------------------------

Item 2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

         2.012 Agreement and Plan of Reorganization among Quazon Corp., Scientific Energy, Inc., and the stockholders of Scientific Energy Inc. dated June 6, 2001 (1)


Item     33 Articles of Incorporation and Bylaws

--------------------------------------------------------------------------------

         3.013 Amendment to Articles of Incorporation to change the name of the Company to Scientific Energy, Inc. (2)

Item     10. Material Contracts

--------------------------------------------------------------------------------

         10.0110 Royalty Agreement dated May 31, 2001, by and between Otis H. by Sanders, David Sanders, Daryl Conley, Paul Thomas and Scientific Energy, Inc. (2)

         10.0210 Form of Employment Agreement dated May 31, 2001, by and between Scientific Energy, Inc. and related schedule of employees and compensation (2)

         10.0310 Loan Agreement dated as of June 15, 2001, between Scientific by Energy, Inc. and Todd B. Crosland with related form of Promisory Note (2)


(1) Incorporated by reference from the current report on Form 8-K, June 6, 2001.

(2)      Incorporated by reference from the Form 10-QSB, June 30, 2001.

        (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SCIENTIFIC ENERGY, INC.


Date:  November 12, 2001                    By    /S/ TODD B. CROSLAND
                                                  Todd B. Crosland
                                                  President and
                                                  Chief Financial Officer