Form 10KSB
period 2001-12-31
SCIENTIFIC ENERGY INC
filed 2002-04-16
CIK 1083036

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001
                                                       -----------------

                         Commission file number: 0-25853


                             SCIENTIFIC ENERGY, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                 Nevada                                 87-0570975
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


         630 North 400 West
         Salt Lake City, Utah                                   84103
------------------------------------------           ---------------------------
  (Address of principal executive office)                     (Zip Code)

                                 (801) 359-2410
                             ----------------------
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class        Name of each exchange on which registered
                  None                               None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _ .

State issuer's revenues for its most recent fiscal year. During the fiscal year ended December 31, 2001, issuer has not had any revenues.

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of April 9, 2002, the aggregate market value of all shares of voting stock held by non-affiliates was $1,856,323. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date. As of December 31, 2001, issuer had 27,000,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

                                TABLE OF CONTENTS

       Item                                         Description                                         Page
                   Special Note about Forward-Looking Information................................         4

                                     Part I
     Item 1        Description of Business.......................................................         5
     Item 2        Description of Property.......................................................        17
     Item 3        Legal Proceedings.............................................................        17
     Item 4        Submission of Matters to a Vote of Security Holders...........................        17

                                     Part II
     Item 5        Market for Common Equity and Related Stockholder Matters......................        18
     Item 6        Management's Discussion and Analysis or Plan of Operation.....................        19
     Item 7        Financial Statements..........................................................        22
     Item 8        Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.........................................        22

                                    Part III
     Item 9        Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act...........................        22
     Item 10       Executive Compensation........................................................        24
     Item 11       Security Ownership of Certain Beneficial Owners and Management................        24
     Item 12       Certain Relationships and Related Transactions................................        24
     Item 13       Exhibits and Reports on Form 8-K..............................................        25

                   Signatures....................................................................        26

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

         You should carefully consider the risks of investing in this development stage company. This report, contains forward-looking statements regarding events, conditions, and financial trends that may affect our plan of operation, business strategy, operating results, and financial position. The forward looking statements are based on management's beliefs, assumptions and plans for the future, information currently available to management, and other statements that are not historical in nature. In some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements relate to future events or our future performance and include, but are not limited to, statements concerning:

o Our ability to create a workable, commercially viable product; o Our ability to protect what we perceive to be our intellectual property assets; o Our ability to attract and retain certain retail and business customers; o The anticipated benefits and risks associated with our business strategy; o Our future operating ability and the future value of our common stock; o The anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;
o        Potential government regulation; and
o Our future capital requirements and our ability to satisfy our needs.

         You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this prospectus identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this prospectus.

         Neither we nor any other person assumes responsibility for the accurateness or the completeness of the forward looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         As used in this report, the terms "we," "us," "our," and "the Company" refer to Scientific Energy, Inc, a Nevada corporation.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

         Scientific Energy, Inc. proposes to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. The intended end-users would utilize our proprietary technologies regarding energy generation and energy conservation in lieu of, or in addition to, mechanisms or technologies already in use.

Financial Condition and Ability to Continue as a Going Concern

         We are a development stage company, have had no revenue from operations, and have no operations from which revenue will be generated in the near future. For fiscal year ended December 31, 2001, we incurred net losses of approximately $169,000. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2001, raises substantial doubt about our ability to continue as a going concern. See Consolidated Financial Statements.

History

         The Company was organized on June 26, 1981, under the laws of the State of Utah as The Fence Post, Inc. The Company initially engaged in the business of operating a retail basket shop and, from the time of its inception, the Company has undergone several name changes and business changes. In 1986, the Company changed its name to Dynamic Video, Inc. and on November 12, 1986, it commenced a public offering of an aggregate of 3,250,000 shares (pre-split) of common stock at a price of two cents ($.02) per share. The offering was made pursuant to the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended (the "1933 Act"), and according to the registration provisions of Section 61-1-10 of the Utah Uniform Securities Act. The offering was made to Utah residents and, upon completion, the Company realized gross proceeds of $65,000, before payment of legal, accounting and printing expenses. The Company then became engaged in the business of operating a video rental store. However, the venture proved unsuccessful and the business closed.

         In April 1988, the Company acquired all, 10,000 shares, of the issued and outstanding shares of Loki Holding Corp. in exchange for 1,000,000 shares (pre-split) of the Company's authorized but previously unissued common stock. In September 1988, the Company changed its name to Loki Holding Corporation. In October 1989, the Company acquired an additional 52,500 shares of Loki Holding Corp common stock for the cash consideration of $3,150. Loki Holding Corp. is now known as Icon Systems, Inc. ("Icon"). Following the unsuccessful video store venture, the Company's Board of Directors resolved to distribute its shares of Icon common stock to the Company's shareholders as a partial liquidating dividend, in the ratio of one (1) share of Icon common stock for each ten (10) shares of the Company's common stock held as of May 25, 1990. The Company filed with the Utah Securities Division (the "Division") a reorganization exemption application under Rule14.2p-1. No objection was received from the Division and on June 23, 1990,the Company's shareholders approved the partial liquidating dividend as proposed. Each of the Company's shareholders also executed a certificate of residency representing that he or she was a bone fide resident of the State of Utah.

         On September 11, 1990, the Company changed its name to Interactive Development Applications, Inc. and completed the reverse acquisition of several Belgium corporations. Pursuant to the acquisitions, the Company was to become engaged in the business of developing computer software designed for the landscaping business. However, the Company never engaged in such business and the Company had no business operations for several years. On May 1, 1997, the Company was involuntarily dissolved by administrative action by the State of Utah for failure to maintain a registered agent in the State. On September 4, 1997, acting in response to the Verified Application filed by a shareholder, the Third Judicial District Court of the State of Utah, entered an Order that an annual meeting of the Company's shareholders be held. The sole purpose of the meeting was to elect, from persons to be nominated at the meeting, three directors to serve until the next annual meeting of shareholders or until their successors are elected (or appointed) and qualified. The Order further provided that a quorum to conduct the meeting would be determined by those shares owned by the record registered owners of the Company's common stock as shown on its then-current stockholder list and which shares were present in person or by proxy at the meeting. A majority of the issued and outstanding shares represented at the meeting held on October 21, 1997 were voted to elect the then directors of the Company. The Court issued an Order Confirming Election of Directors on October 22, 1997. Also on October 21, 1997, the Company's Board of Directors unanimously resolved to (i) appoint executive officers, to serve until their successors are elected and qualified or until their prior resignation or termination; (ii) authorize the execution of all documents necessary to reinstate the Company in the State of Utah; (iii) authorize the officers to open and maintain a bank account in the Company's name; (iv) change the principal mailing address of the Company; (v) issue 23,000,000 shares of common stock (pre-split) to Wasatch Consulting Group, for services rendered; and (vi) abandon the Company's wholly owned foreign subsidiaries, New Ham International, N.V., Group 92 S.A., and Waretech S.A. The 23,000,000 shares were issued on October 21, 1997 for services, expenses and court costs connected with the reinstatement of the Company. However, on November 11,1997, the 23,000,000 shares were returned to the Company and canceled and the transaction was reversed, retroactively.

         The Company was reinstated in the State of Utah on October 23, 1997. On October 24, 1997, the Board of Directors resolved to call for a special meeting of shareholders for November 7, 1997, at which meeting the Company's shareholders would be asked to approve the following resolutions: (a) to amend the Company's Articles of Incorporation to (i) change the corporate name to Quazon Corp., (ii) increase the authorized capital of the Company from 50,000,000 shares of common stock to 100,000,000 shares of common stock, and
(iii) decrease the par value of the Company's common stock from$0.02 per share to $0.001 per share, with appropriate adjustments in the stated capital and additional paid in capital accounts of the Company; (b) to effect a reverse of the Company's outstanding common stock on a one (1) share for two hundred fifty
(250) shares basis, with the provision that no shareholder's holdings be reduced below 100 shares as a result of such reverse split; and (c) to change the domicile of the Company from the State of Utah to the State of Nevada. At the November 7, 1997 meeting, the Company's shareholders ratified all of the above proposals. Shareholders also approved the issuance of 7,000,000shares of the Company's authorized, but previously unissued common stock, adjusted to reflect the 250 shares for one share reverse split, to the Company's then President (equivalent to 466,667 shares following the one share for fifteen shares reverse split effected in October 1998). The shares were in consideration for services rendered to the Company in connection with bringing the Company's status current with the State of Utah and for the payment to the Company of $5,000.

         On November 14, 1997, the Company filed with the State of Nevada Articles of Merger whereby the Company was merged with and into Quazon Corp., a newly formed Nevada corporation ("Quazon-Nevada"), for the sole purpose of changing the Company's domicile from the State of Utah to the State of Nevada. This action was taken pursuant to the joint consent of the Boards of Directors of the Company and the new Nevada corporation. Each outstanding share of the Company's common stock was exchanged for one share of common stock of
Quazon-Nevada. Accordingly, the Utah corporate entity was merged out of existence and the Company survived the merger and succeeded to the assets, liability, and agreements of the Utah entity. On September 28, 1998, the Company filed with the State of Nevada a Certificate of Correction to the Articles of Merger to clarify an error in the Articles of Merger filed November 14, 1997. The Articles of Merger inadvertently stated that the surviving corporation was to become Quazon Mountain Holdings, Inc. instead of Quazon Corp. The Certificate of Correction corrected this error by stating that the name of the surviving corporation was to be Quazon Corp. On October 23, 1998, pursuant to action by unanimous consent of the Board of Directors and majority shareholders of the
Company, the Company effected a reverse stock split of its issued and outstanding shares of common stock on a one (1) share for fifteen (15) shares basis. The reverse stock split was subject to the provision that no shareholder's holdings be reduced below 100 shares as a result of such reverse split.

         On October 30, 1998, the Company's Board of Directors authorized the issuance of 1,500,000 shares of common stock to directors and officers of the Company for services rendered to the Company. Also, the Company issued 1,500,000 shares to a director and officer for the cash price of $5,000. All share figures are post-split. Since October 1997, the Company was actively seeking potential operating business opportunities with the intent to acquire or merge with such businesses. At that point the Company had only nominal assets and no operating history.

         As of December 31, 2001, the Company remains development stage, has no products currently for sale, and has not begun planned principal operations. On June 6, 2001, Scientific Energy, Inc, a Corporation organized under the laws of the State of Utah on May 30, 2001, and Quazon, Corp., the Company, entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc.-UT acquired 20,000,000 shares of the Company's shares in exchange for 100% of the issued and outstanding shares of Scientific Energy-UT. Then shareholders of Scientific Energy-UT and associates of the shareholders subsequently purchased, in a concurrent transaction, an approximate additional 3,000,000 shares of the issued and outstanding common stock of the Company, from the then existing Company stockholders.

         Previous to its reorganization with the Company Scientific Energy, Inc.-UT purchased various intellectual property assets in various forms and stages of development from a group of individuals, Otis H. Sanders, Daryl Conley, David Sanders, Paul Thomas, and their company, American Eagle Research. Scientific Energy purchased any and all inventions, any United States disclosure documents, patent applications and patents created or owned by the aforementioned group of individuals and their company.

The technology acquired encompassed, but was not limited to, the intellectual property related to the following:

1.       Electroluminescence Power Cell (for Lap-Top Computer)
2.       Solenoid Pump
3.       Solar Powered Fishing Tackle Box
4.       Flasher Beacon
6.       Electroluminescence Power Cell (for Portable T.V.)
7.       Rapid-Hot Water Heater (120 volt)
8.       Rapid-Hot Water Heater (12 volt)

9.       Hydraulic Solenoid Solar-Powered Pump
10.      Solar Powered Camping Lights
11.      Solar Powered Survival Lantern With ELT
12.      Solar Powered Lantern With Flashing Strobe
13.      Solar Powered Barricade Light
14.      Turbine Generator
15.      Hydrogen Powered Generator System
16.      Speedy Sputter with Solenoid Drive
17.      Solenoid Pump for Diesel Motors
18.      Flexible Socket Extension
19.      Spring Loaded Magnetic Socket-wrench

         The intellectual properties acquired regarding the respective technologies only encompass those technologies or parts of the technologies created by the aforementioned individuals and their company. The acquired technology may encompass trade secrets, disclosure documents, patent applications (for design or process) or patents (for design or process). We have no assurance that part or all of the technologies we have acquired are unique or if any facet of the respective technologies or part or all of the technologies themselves can be protected if challenged or that any patents will be issued with respect thereto.

         During the same period of time as the technology purchase, Scientific Energy, Inc.-UT entered into employment agreements with the aforementioned individuals to continue to research and develop the acquired technologies. The Company has assumed the employment contracts in order to continue the research and development of the various technologies. The Company is now named Scientific Energy, Inc.

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

Proposed Business

         As discussed above, the Company has acquired technology and intellectual property assets pursuant to the reorganization with Scientific Energy, Inc.-UT. The Company does not currently have the resources to realize the potential of all of its intellectual property and thus is focusing its efforts on two broad technological fields. The Company believes that its technology regarding electricity generation devices and energy efficient mechanisms may be the most economically viable if fully researched and developed. However, there is no current plan to research, develop or utilize any of the other types of technology, other than the two fields mentioned above, acquired in the Reorganization. The Company may, at a later date, pursue the research and development process with other of its technologies. At some point in time, the Company may also attempt to sell or license any or all of its technologies.

         Currently the Company is continuing research in its attempt to develop the small electricity generation devices and energy efficient mechanisms. The Company's goal is to build electricity generation devices that could be incorporated into existing portable electronic devices. For example, the Company intends for its future electricity generation designs to be able to be utilized in: portable laptop computers, handheld devices, cellular phones, and a variety of other electronic devices. The planned electricity generation devices are expected to extend the life of the existing battery or replace the existing battery. In addition, the Company is continuing research to develop technology that may result in low energy consumption mechanisms such as pumps and related technology, which are envisioned to assist both industrial concerns and consumers in a variety of applications to significantly reduce energy consumption. These envisioned energy efficient mechanisms should have many common applications including, water and oil pumps to compressor pumps in refrigerators and air conditioning units.

         We have a history of significant losses. We are development stage and have no current marketable products or method to generate revenue. If we do not achieve any revenues from the creation and sale of a workable and commercially viable product, our financial condition could deteriorate, our ability to continue as a going concern will be put into question and our stock price could suffer. We may continue to incur losses for the foreseeable future, as we have not yet developed any third party verified prototype technology or commercially viable technology. The fact that we do not have a current marketable product will likely effect our ability to raise capital and in turn effect our ability to create a workable, marketable product.

Business Strategy

         The Company has not begun any marketing or advertising efforts to date, nor will the Company incur the costs of marketing or advertising until a workable product has been produced. If the Company is able to create a workable product the Company will focus its marketing efforts on the then currently available market opportunities.

         We intend to focus on building workable prototypes that can be tested and verified by independent third parties in two of the general fields in which we own technology. The energy conservation mechanism (the energy efficient pump field) and the energy generation, long-life battery field are the two areas in which we intend to expend our greatest resources and efforts.1 We believe that existing consumer applications requiring portable energy sources provide sufficient potential demand for our envisioned products to justify the significant research and development expenditure. We envision our initial target market for the energy generation technologies will be the energy cell requirements of portable laptop computers. The energy conservation mechanism technologies will be marketed towards products and mechanisms that employ pumps, such as oil pumps, water pumps and compressors.


         In the Risk Factors section below we recognize that the markets we wish to penetrate are dominated by significantly larger companies with substantially greater resources, financial and otherwise. Our marketing strategy regarding developing independently testable prototypes is primarily focused toward attracting a larger more established company to acquire our Company, effectuate a merger, acquire our technology, license our technology or execute a marketing agreement. Our current intention is not to market to the ultimate end-use consumer upon the development of a successful technology. We believe that at this point in time any efforts to that end would be purely incidental to our Business Strategy.

--------
1 Our research and development efforts are highly dependent on our employees. See Risk Factors: We are dependent on the efforts and know how of our employees. Certain employees have specialties in given technological fields. If we were to lose any employee, strategies regarding our focus in certain technological fields could change.

Research and Development

         The Company has committed the vast majority of its current efforts and resources to the research and development effort regarding the Company's technologies. The Company is continuing its research and development efforts. The Company has assumed a series of Employment Agreements in the Reorganization and intends to continue to maintain the obligations under those agreements so the technologies may continue to be researched and developed. We intend to continue to devote our efforts to attempting to create workable models for testing by third parties and subsequently expanding our technology into a wide variety of consumer electronic devices.

         The employees are the only research and development team at the Company and the only research facility is the one we lease for them, thus all expenditure in that vein can be considered resources allocated for research and development. The total cost of continuing research and development is approximately $175,000 per annum. There are additional general and administrative expenses in addition to the allocation to continue research and development, however at this phase of our Company's development they are comparatively minor. The employees only draw salary of approximately $50,000 collectively, they also are paid advances on future royalties of approximately $100,000 per annum as a group.

         Currently the company is working on developing technology that will assist both industrial concerns and consumers in a variety of applications that will significantly reduce energy consumption or make the generation of energy longer lasting in portable form. As we have discussed above the Company currently lacks the resources to pursue all of the technologies that the Company has acquired through the Reorganization. The focus of our initial efforts will include the following:

Energy Efficient Mechanisms

                  Single Cycle Solenoid Down-hole Pump. If we are able to develop and economically realize our proprietary technology, it could have particular application for the oil production and development industry. The purpose of our Solenoid Down-Hole Pump proprietary technology is to bring oil to the surface using a fraction of the electricity that a traditional pump jack would use.

                  Two Cycle Solenoid Refrigerant Pump. The intention is for this to replace the standard compressor pumps now utilized in refrigeration applications. Unlike most refrigerant pumps, which require either a belt or gear driven compressor, the solenoid pump operates as current passes through wire windings which are wrapped around a plunger-bore that contains a reciprocating piston inside the bore. Our in-house preliminary engineering indicates that the new Solenoid Refrigerant Pump for a window mounted air conditioning unit would utilize less than 100 watts of electrical energy as compared to the current 360 to 380 watts for the current refrigeration pumps. This technology if fully developed has the potential of reducing electrical consumption for consumers by as much as 70% on certain appliances.

Energy Generation Devices

         There are two separate proprietary technologies that, if successful and fully developed, could be used as portable energy cells. The first technology proposes to use a low powered photon exchange membrane and the second proposes the use of an uninterruptible photovoltaic generator. The goal is to incorporate these energy generation technologies into current technologies. The intended method through which these energy generation devices may generate power should create a longer lasting energy cell.

Products, Markets and Distribution of Products

         The Company currently plans on developing strategic relationships with leading companies that could provide us with distribution channels for our products and assist us in design, development and manufacture of new products. We currently have no such relationship and do not believe that we will be able to cultivate such a relationship until further research and development regarding our technology is conducted. We believe, if sufficiently developed and tested, our proprietary technology could make us an attractive partner for companies currently in the business of developing and selling, batteries, other energy cell technology or energy conservation mechanisms. See Business Strategy above.

         If the Company develops workable prototypes for its technologies it may be able to obtain substantial financing which would allow the Company to consider marketing and distributing their potential products on their own. Until the Company has third party verifiable prototypes, the Company will focus its resources on research and development rather than marketing.

Competition within our Proposed Industry

         The companies we will likely be dependent on to bring our concepts and technologies to market will likely be the same companies that will be our primary competitors.

         The  markets  for  the   products  we  intend  to  develop  are  highly
competitive. For example, the energy generation devices we intend to develop will compete directly with large firms that make batteries such as, Duracell, Energizer and Rayovac. Companies like those that make Duracell, Energizer and Rayovac batteries have a dominant position in the battery market and have financial and other resources that far outweigh ours. These dominant companies in the market have advantages in negotiating with retailers and have greater appeal to end-use consumers because of their products and brand-names. We will also compete with many lesser known products and companies that will have significantly greater resources than ours.

         The technology that we intend to develop regarding energy conservation mechanisms, our various pump technologies, will face similar barriers to entry into the marketplace and will not have any advantages as far as development, competition, or marketability over our energy generation devices. Competition regarding all of the products we intend to develop will be focused around performance of the products, pricing, promotion and distribution strategies. We have no competitive advantage in any of these fields and may never achieve a sufficient phase of product development or brand-name status that will enable us to effectively compete or render marketable or economically viable products. The fields in which we intend to compete are also highly regulated by government rules and regulations. The development and testing of our products could be regulated by environmental laws of which we are not aware. The larger more established companies are more able to deal with and incur the costs associated with remaining in compliance with those rules and regulations.

         The business strategy that we have determined to be the most viable is for us to develop a workable prototype from any of our current projects and then, at that point, seek a merger partner or be acquired by a company that has similar existing products. The potential company we hope would fulfill this strategy may not exist and if it does exist it may not be interested in the technologies we develop. There is no assurance that if we are able to develop any products that a larger, more established company will not just utilize any technology of value that we create. We have no assurance that we will be able to protect our intellectual properties. We rely exclusively on laws regarding trade secrets, confidentiality agreements and other such protections for our intellectual properties. See Risk Factors: We may not be able to defend our intellectual properties.

Risk Factors

         An investment in our common stock involves significant risks. In addition to the negative implications of all information and financial data included or referred to directly in this report, you should carefully consider the following risk factors before you decide to buy our common stock. This report contains forward-looking statements and information concerning our business and its future prospects. Those forward-looking statements should be read together with these risk factors, because these risk factors could cause actual results to differ materially from those forward-looking statements.

Risks Related to our Capital Requirements

         We need additional funds in order to continue.

         We will need additional funds in order to continue. As of December 31, 2001 we had an approximate net loss of $169,000 or $0.01 per share. We have no revenues from any source and are completely dependent on the receipt of funds from external sources to be able to continue. Currently, our recurring expenses are approximately $175,000 plus general and administrative expenses, for an approximate total of $200,000 per annum. Most of our expense relates directly to the maintenance of research and development efforts.

         We expect that our general, administrative and other operating expenses will increase substantially as we accelerate our efforts to develop our technologies, satisfy increased reporting and stockholder communications obligations under the securities laws, and seek needed additional capital required for our proposed business. We cannot assure that we will be able to obtain funds required to continue.

         We require additional capital to continue our research and development efforts.

         We cannot assure that we will be able to obtain required additional funds on acceptable terms, if at all. In addition, our cash requirements may vary materially from those now planned because of the results of testing, potential changes in the capital and debt markets and the terms on which that financing can be obtained, competitive technologies, future research and development, issues related to patent or other protection for proprietary technologies, regulatory approvals, and other factors. If adequate funds are not available, we may be required to delay, reduce the scope of, or cancel the proposed development of certain technologies or all of the technologies.

         Our business, the research and development required to realize our technologies, is likely subject to substantial environmental regulation.

         Our business may become subject to numerous laws and regulations concerning the storage, use and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection. These laws and regulations may in the future impose costs on our operations that make it impossible to operate in a cost-effective manner. Further, although we intend to comply with all applicable laws and regulations, we may violate one or more of these laws and regulations, which could result in the imposition of sanctions including the loss of certain permits or licenses, civil sanctions or criminal penalties.

         It is possible that state and federal environmental laws and regulations will become more stringent in the future, which might increase our projected construction or operating costs. Safety and Health Regulations We must also conduct our operations in accordance with various laws and regulations concerning occupational safety and health. Currently, we do not foresee expending material amounts to comply with these occupational safety and health laws and regulations. However, since such laws and regulations are frequently changed and amended, we are unable to predict the future effect of these laws and regulations.

         Our technologies have not been independently tested

         We have not tested any of our products through third party testing or under all types of conditions. Therefore, we have no currently marketable products and no operating history on which investors can base an evaluation of our business and prospects. Accordingly, potential investors must consider the risks and difficulties we face as an early stage company with no operating history proposing to enter into an innovative and untested business. Our business objectives must be considered highly speculative, and there is no assurance that we will satisfy those objectives. We cannot be certain that our business strategy will be successful.

         We are heavily dependent on our executive officers.

         Our success depends on the continued contributions of our executive officers, particularly Todd B. Crosland, our President and Chief Financial Officer. Mr. Crosland is central to our vision, development and growth and has been chiefly responsible for developing all of our relationships with our other executives, directors, employees and external entities. We currently do not have keyman life insurance on any of our executives. Even if we continue to rely on employees for various engineering, design and other specialized services, we will need to recruit and retain additional personnel, including technical advisors and management, and develop additional management expertise. Our inability to acquire such services or to develop such expertise could have a material adverse effect on our operations.

         Our officers and directors are subject to conflicts of interest. Our officers and directors and their affiliates have been, are and will continue to be subject to significant conflicts of interest. Certain officers and directors will be subject to competing demands for their time and resources as they divide their attention and resources between our business and their other business and investment interests. There can be no assurance that any of the foregoing or other conflicts of interest will be resolved in favor of our stockholders or us. We have adopted no policies respecting the resolution of actual or potential conflicts of interest.

         We are dependent on the efforts and know-how of our employees.

         See the Employees section below. We have delegated all of the research and development efforts to the employees who have unique knowledge regarding the Company's technologies. If we were forced to replace any or all of the employees we may not be able to find employees with the same specialized knowledge, at the same salary or at all.

         We may not be able to defend our intellectual properties.

         If we are unable to protect our intellectual property, we may lose a valuable asset or incur costly litigation to protect our rights. Our success will depend, in part, upon our intellectual property rights. We obtained rights to such intellectual property pursuant to our reorganization between Scientific Energy, Inc.-UT and the Company. To date, the Company has not been granted and does not hold any patents on technology on which we intend to focus our development efforts. Patent applications were made for certain proprietary technologies and the initial disclosure documentation has been prepared for all of the acquired technology. Those disclosure documents have not all resulted in patent applications and to the best of our knowledge no patent applications have been approved during the fiscal year December 31,2001, we cannot assure that any patent will be granted, and we are unsure when such a determination will be made. We also will rely on unpatented trade secrets, confidentiality agreements and know-how to protect the various technologies. If the patent applications are denied or if we have insufficient resources, we will be forced to rely to a greater degree on trade secrets, confidentiality agreements and know-how and our ability to protect our intellectual property will be reduced to some degree.

         Our inability to protect these secrets and know-how could have a material adverse effect on our business and prospects. We intend to protect our proprietary information by entering into confidentiality agreements with employees, consultants and potential business partners. These agreements may be breached or terminated, creating a potential or actual loss of our confidential trade secrets and know-how. Litigation to enforce intellectual property rights or to protect trade secrets could result in substantial costs and may not be successful. Any inability to protect intellectual property rights could seriously harm our business, operating results and financial condition. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect those intellectual property rights.

         Third-party claims that we infringe upon their intellectual property rights could be costly to defend or settle. Litigation regarding intellectual property rights is common. We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. Although we believe, based upon assurances received from the purchase of the technologies by Scientific Energy, Inc.-UT, that our intellectual property rights in the various technologies will be sufficient to allow us to operate and market our products without incurring third-party liability, third parties may bring claims of infringement against us. These claims may or may not have merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and a diversion of resources. Furthermore, a party making a claim could secure a judgment that requires us to pay substantial damages.

         There are certain rules applicable to our common stock as a "penny stock," and those rules may limit the liquidity and the resale of our common stock.

         The Securities and Exchange Commission, or the SEC, has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC.

         These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons who acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale. We have never paid any dividends and do not expect to do so in the future. We have not paid dividends in the past, and we do not plan to pay dividends on such stock in the future, even if we were to become profitable. Earnings, if any, are expected to be used to obtain and continue the patent process on current technologies, begin the process for new technologies and for research and development purposes, rather than for distributions to holders of common stock. The Company plans to issue options to employees in the future these options may create an overhang in the market that may substantially depress the price of our stock.

         Sale of Unregistered Securities

         The shares issued pursuant to the reorganization between the Company and Scientific Energy, Inc.-UT were not registered. They were issued in reliance on available exemptions from registration. These exemptions from registration, such as Regulation D promulgated under the Securities Act of 1933 or Section 4(2) of the Securities Act are based upon the representations of the recipients of the shares and their respective relationship with the Company. There have been no subsequent sales of securities and the Company intends to comply with all of the relevant registration provisions of the state and federal securities laws.

         No investor has sought rescission or made a claim for damages. Since compliance with exemptions from registration is highly technical and quite difficult, it is possible that if an investor should seek rescission, he or she would succeed. A similar situation prevails under state law in the states where the common stock may have been offered without registration in reliance on specific exemptions from registration that require compliance by us with stringent filing requirements or other conditions, some of which must be satisfied prior to making an offer in a specific state. If a number of investors were successful in seeking rescission, we would face their financial demands, which could have an adverse effect on the nonrescinding investors and us.

Inasmuch as the basis for relying on exemptions from registration is factual, depending on our conduct and the conduct of persons contacting prospective investors and making the offering, we have not received a legal opinion to the effect that any offer and sale of securities has been exempt from registration under any federal or state law.

         We have relied on the operative facts, as documented by us, as our basis for such exemptions. We may also be subject to civil or other enforcement or remedial actions by federal and state authorities that, upon review, may conclude that an exemption from registration was not available for various transactions in which we offered and sold securities. We have not been advised of any inquiry or investigation by any federal or state securities agency, but we cannot assure that such investigation may not be initiated in the future. If such inquiry or investigation were to result in an agency determination that action should be brought against us, we may incur costs of investigating and defending our position. Any finding in an administrative action or court proceeding that we have violated the law would impose on us the obligation to disclose such violation and may impair our ability to seek financing in reliance on certain exemptions from registration under applicable federal and state securities laws. If all investors to whom we have offered securities in reliance on exemptions for the reorganization of the Company and Scientific Energy, Inc.-UT, were to seek rescission, we would be exposed to claims we would not have the financial resources to pay, were it to be successfully asserted by the investors to whom we have issued such shares. Further, the existence of these contingencies could impair our ability to raise capital in the future.

Governmental Approvals, Regulations and Environmental Laws

         Government approvals and regulation
         The Company has not presently expended any resources or efforts to determine the existence of potentially required government approvals or regulations regarding our research and development efforts concerning our technologies. The technologies that may incorporate potentially hazardous materials or may subject those who research and develop our technologies to potentially dangerous conditions may require governmental approvals or be subject to government regulation. As of December 31, 2001 we have obtained no government approvals, such as permits or licenses regarding our research and development efforts. Our technologies are at various stages of the patent process, some are not patented at all and others may have full patent protection regarding their design or process. See, Part I. Item 1. Description of Business:
Risk Factors: We may not be able to defend our intellectual properties.

         Environmental Laws

         Due to the nature of the operations we intend to conduct and the research and development we currently conduct, we may be subject to a broad range of federal, state, and local regulatory provisions relating to the environment. These regulations could include those that relate to the handling, storage and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at our research facility, any future facilities used by us for development and testing and any potential disposal locations. We believe that we are currently in compliance with the federal, state and local regulations to which we may be subject and do not foresee such regulation effecting our operations in the near-future. If we are not in compliance with the aforementioned regulations and are subject to them, compliance with them may be more costly than we will be able to afford and may result in a termination of our research and development efforts. It is possible that state and federal environmental laws and regulations will become more stringent in the future. See, Part I. Item 1.

Description  of  Business:   Risk  Factors:  Our  business,   the  research  and
development   required  to  realize  our  technologies  are  likely  subject  to substantial environmental regulation.

Employees

         Pursuant to the reorganization between the Company and Scientific Energy, Inc.-UT the Company assumed several employment and royalty contracts. These employment and royalty contracts are between the sellers of the various technologies and Scientific Energy, Inc.-UT. The Company currently has four full time employees who are acting in the capacity of researchers. The employment agreements are year to year employment contracts, providing for no fringe benefits and any bonuses are at the Company's discretion and no bonus can be paid in excess of 50% of any employee's salary. The salary requirements and the contractual advance royalty payments amount to approximately $150,000 per annum for the four employees as a group.

         The employees are the sole researchers and developers of our various technologies. We are dependent on their technical expertise and know-how. The four full time employees have all of the know-how and ability present at the Company for the research and development of the Company's technologies and without their efforts we will likely not be able to advance any of our technologies to a workable and marketable phase of development. The employees have unique knowledge as to the research and development efforts concerning the various technologies and may not have recorded their research and development efforts in a manner that would be useful to independent third parties at this phase of development. If we were forced to find new employees there is no assurance that any other group of researchers would be able to continue their development efforts.

                         ITEM 2. DESCRIPTION OF PROPERTY
         As of December 31, 2001 all activities of the Company have been conducted by corporate officers from their personal business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

         The Company leases office space for a research lab in New Mexico. The lease is month to month with payments of $2,000 per month. There are no outstanding debts on the lease and we do not expect any significant increases in rent in the near term.

                            ITEM 3. LEGAL PROCEEDINGS
         No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         During the year ended December 31,2001, our common stock was traded in the Over-The-Counter ("OTC") market and quoted on the Electronic Bulletin Board (the "Bulletin Board"). The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of a relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.

         The following table presents the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board for each quarter during the year ended December 31, 2001. From January 1, 2001 to June 6, 2001 the Company had no operations and was inactive. From June 6, 2001 to December 31, 2001 the Company actively conducted research and development in an attempt to create workable technologies from the newly acquired intellectual property assets. However, as of December 31, 2001 the Company had not begun its principal operations and remained a development stage company. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:

          2001:                                     High                  Low
Quarter ended March 31, 2001                        $0.70                 $0.063
Period March 31, 2001 to May 30, 2001               $2.00                 $0.69
Period May 30, 2001                                 $6.38                 $1.35
(Reorganization) to June 30, 2001
Quarter ended September 30, 2001                    $5.25                 $2.10
Quarter ended December 31, 2001                     $2.75                 $1.55


         We estimate that as of the date of this filing, we had 45 shareholders of record and an approximate total of 200 stockholders.

         To date, the Company is not aware of any significant trading in its shares nor does it expect the shares to be traded actively in the public market until such time as the Company develops workable technology or a merger or acquisition is consummated. Trading of the Company's shares may be subject to certain state and federal restrictions regarding non-national market securities and "Penny Stocks". Except for maintaining its inclusion on the OTC Bulletin Board, the Company has no immediate plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities.

Penny Stock Regulations

         Our Stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers who want to publish quotations or make a market in our common stock. See Part I, Item 1. Description of Business: Risk Factors: Risks related to our General Proposed Business---There are Certain Rules Applicable to our Common Stock as a "Penny Stock" and those Rules May Limit the Liquidity and the Resale of our Common Stock.

Dividend Policy

         The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest potential future earnings to finance its operations.

Transfer Agent

         We employ Fidelity Transfer Co., 1800 South West Temple, Salt Lake City, Utah 84115, (801) 484-7222 as our transfer agent.

                         ITEM 6. MANAGEMENT'S DISCUSSION
                        AND ANALYSIS OR PLAN OF OPERATION

         You should read the following discussion and analysis in conjunction with our consolidated financial statements included in this filing. The following information contains forward-looking statements. See Special Note about Forward-Looking Information. Our activities are subject to significant risks. See Part I. Item 1. Description of Business: Risk Factors.

Overview

         We propose to develop and produce energy efficient mechanisms that can be integrated into existing products to reduce those products overall energy consumption. We also propose to develop and produce efficient energy generation devices that can be incorporated into common existing products in lieu or in addition to their current power supplies.

         We are a development stage company, have had no revenue from operations, and have no operations from which revenue will be generated in the near future. For fiscal year ended December 31, 2001, we incurred net losses of approximately $169,000. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2001, raises substantial doubt about our ability to continue as a going concern. See Consolidated Financial Statements.

         As of December 31, 2001, the president of the Company has agreed to loan to the Company up to $350,000. The loan is repayable on demand with interest at prime rate. As of December 31, 2001 the Company has borrowed $196,879 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 9 months.

         Because the Company lacks adequate funds to operate for the entire 12 months, it may be necessary for the officers and directors either to advance additional funds to the Company or to accrue expenses until such time as revenues are generated sufficient to cover the expenses of the Company. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as revenues are generated sufficient to cover the expenses of the Company. However, if the Company engages outside advisors or consultants in its development of the business, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

         In the event the Company needs additional capital it may attempt the private sale of its securities. Any private sale would be made pursuant to an exemption from registration of those securities. See Sale of Unregistered Securities in Part I. Item 1. Description of Business: Risk Factors section above. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not expect to purchase or sell any plant or significant equipment and does not expect significant changes in the number of employees in the next 12 months.

Results of Operations

         There were no revenues from operations for the year ended December 31, 2001. The Company has sustained a net loss of approximately $169,000 for the year ended December 31, 2001, which was due to expenses incurred by the Company for lease payments on the research and development facility, salaries and royalty advances for the employees and general and administrative expense. Since May 30, 2001 the Company is a development stage company and had not begun principal operations.

         The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

         In the opinion of management, with the exception of the ability to borrow money, inflation has not and will not have a material effect on the operations of the Company.

Liquidity and Capital Resources

         The  Company   remains  in  the   development   stage  and,  since  the
reorganization   between  Scientific  Energy,   Inc.-UT  and  the  Company,  has
experienced some changes in liquidity, capital resources and stockholder's equity. The Company's balance sheet as of December 31, 2001, reflects a current asset value of $64,316, and a total asset value of $314,356. Previous to the reorganization the Company had no assets and was completely inactive. Although we have not begun our principle operations we are conducting research and development activities that require substantial resources. Liquidity and other capital resources will be effected accordingly.

Plan of Operation

         Our long term strategy is to either, establish revenues from the development of economically viable workable products or to develop third party testable prototypes and through those prototypes attract a company with which we may merge, be acquired, license the technologies or sell technologies. To fund the continuing development of our technologies, we will likely need substantially more debt financing and to obtain significant amounts of additional capital through the sale of our common stock.

         We cannot currently estimate how long the research and development process regarding our technologies might take. At our current level of financing, there is no assurance that the development timeline can ever be completed. If we were to achieve substantial additional financing we would be more able to estimate the development timeline.

Capital Requirements

         As of December 31, 2001, we had a net loss of approximately $169,000 and require approximately $200,000 per year to continue complete operations. The president and chief financial officer of the Company has extended a loan to us in the form of a credit line of up to $350,000. Interest is being charged on the credit line at the prime rate. We have already drawn more than half of the line and will need substantially more resources to create workable technologies. We will be required to seek out another loan with similar terms or attempt to raise capital through an equity financing.

         It is unlikely that we will be able to obtain a loan from a commercial lender with terms as favorable as the one from our president. We may not qualify for the majority of commercial loans and or may not be able to obtain them on acceptable terms. Equity financing would likely have to be obtained through a private placement of securities as our developmental stage status would likely not allow for an economically viable public offering. Our president and chief financial officer is exploring these financing options to keep the research and development effort going.

                          ITEM 7. FINANCIAL STATEMENTS

         The financial statements are included beginning at F-1. See Index to the Financial Statements.

                    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 13, 2001, the board of directors of the Company approved the dismissal of HJ & Associates, L.L.C., Salt Lake City, Utah and the engagement of Robison, Hill & Co., Salt Lake City, Utah as the new independent accountant and auditor to report on the Company's financial statements for the year ended December 31, 2001. The report of HJ & Associates on the Company's financial statements consisting of consolidated balance sheets as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Please list any other directors or officers
Name                                     Age                   Position
----                                     ---                   --------
Todd B. Crosland                         41                    President, CFO and Director
Jana Meyer                               51                    Secretary/Treasurer, Director
Mark Clawson                             34                    Director

Todd B. Crosland, President, CFO and Director

         Mr. Crosland is a co-founder of Scientific Energy, Inc.-UT, and chairman, chief executive officer, and president of the Company since its inception on May 30, 2001. Prior to the incorporation of Scientific Energy, Inc.-UT. Mr. Crosland was co-founder and executive vice-president of operations, vice president of finance, and director of Surgical Technologies, Inc., a manufacturer and marketer of pre-packaged sterile surgical products from 1989 through 1996. Mr. Crosland is also Chairman of the Board and president of Rex Industries, Inc., a specialty metals fabrication business acquired from Surgical Technologies, Inc. since 1996 and of TBC, LC, a real estate investment company since 1992. Mr. Crosland has his B.A. degree in business finance from the University of Utah

Jana Meyer, Secretary/Treasurer and Director

         Mrs. Meyer has been secretary-treasurer and director of Scientific Energy, Inc.-UT, since its reorganization in 2001. Ms. Meyer is currently the secretary-treasurer of the Company. Prior to incorporation of this company Mrs. Meyer was secretary of Surgical Technologies, Inc., a manufacturer and marketer of pre-packaged sterile surgical products from 1989 through 1995. Mrs. Meyer is also currently an executive employee and controller of Rex Industries, Inc. and has been since 1996.

Mark Clawson, Director

         Since June 1999, Mr. Clawson has been chairman and president of Rubicon Venture Partners, Inc., a holding company with investments in the equipment rental industry. From October 1994 to February 1999, Mr. Clawson was a corporate and securities attorney with Wilson, Sonsini, Goodrich & Rosati, in Palo Alto, California. Mr. Clawson received a B.A. degree in English from Brigham Young University, a J.D. degree from Duke University, and M.A. and Ph.D. in legal History from Stanford University.

Todd Crosland and Mark Clawson are brothers-in-law.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         The Company believes that based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended December 31, 2001,and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, the following directors, officers, beneficial owners of more than 10% of any class of our equity securities, and any other persons known to be subject to Section 16 of the Exchange Act, have filed, the reports required by Section 16(a) of the Exchange Act.

         Todd Crosland and Jana Meyer have timely filed all of their required reports. Hans Roes did not timely file his Forms 4 and David Rumbold did not timely file his Forms 3 or 4.

ITEM 10.  EXECUTIVE COMPENSATION

         The Company has not paid, nor does it owe, any compensation to executive officers for the year ended December 31, 2001. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this Form 10-KSB, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 27,000,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners/                     Nature of                     Shares
Directors                                 Ownership                     Owned             Percent
------------------------------------------------------------------------------------------------------
Todd Crosland, President
630 North 400 West
Salt Lake City, Utah 84103                Common Stock                  8,509,410         31.9%

Hans Roes
1115 Pearl # 5
La Jolla, CA 92037                        Common Stock                  6,564,705         24%

David Rumbold2
200 West Olive
Wyoming, IL 61491                         Common Stock                  6,600,205         24.1%

All Executive Officers
and Directors as a Group
(3 people)                                Common Stock                  8,531,210         32%

--------------------
2 We are attributing all of shares belonging to Mr. Rumbold's family to him.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 15, 2001, the president of the Company granted the Company an unsecured line of credit for up to $350,000. Amounts borrowed accrue interest at the prime rate. As of December 31, 2001, the Company borrowed $196,879 against this line of credit which has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder".

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         --------

             SEC Reference
Exhibit          Number
Number                                              Title of Document                                Location

------------ -------------- ------------------------------------------------------------------ ---------------------

Item 2.                     Plan of Acquisition, Reorganization,  Arrangement, Liquidation or
                            Succession

--------------------------------------------------------------------------------------------------------------------
2.01               2        Agreement  and  Plan  of   Reorganization   among  Quazon  Corp.,  Incorporated by
                            Scientific  Energy,  Inc.,  and the  stockholders  of  Scientific  reference(1)
                            Energy, Inc. dated June 6, 2001


Item 3             3        Articles of Incorporation and Bylaws

------------ -------------- ------------------------------------------------------------------ ---------------------
3.01               3        Amendment to Articles of  Incorporation to change the name of the  Incorporated by
                            Company to Scientific Energy, Inc.                                 reference(2)




Item 10.                    Material Contracts

------------ -------------- ------------------------------------------------------------------ ---------------------
10.01             10        Royalty  Agreement  dated May 31,  2001,  by and between  Otis H.  Incorporated by
                            Sanders,  David Sanders, Daryl Conley, Paul Thomas and Scientific  reference(2)
                            Energy, Inc.

10.02             10        Form of Employment Agreement dated May 31, 2001, by and between    Incorporated by
                            Scientific Energy, Inc. and related schedule of employees and      reference(2)
                            compensation
10.03             10        Loan Agreement dated as of June 15, 2001, between Scientific       Incorporated by
                            Energy, Inc. and Todd B. Crosland with related form of             reference(2)
                            Promissory Note

(1) Incorporated by reference from the current report on Form 8-K, June 6, 2001.
(2)      Incorporated by reference from the Form 10-QSB, June 30, 2001.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on the registrant and in the capacities and on the dates indicated.

                             SCIENTIFIC ENERGY, INC.


Date: April 15, 2002              By /S/ Todd B. Crosland
                                     -------------------------------------------
                                     Todd B. Crosland
                                     President and Chief Financial Officer
                                    (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date: April 15, 2002              By /S/ Jana Meyer
                                     -------------------------------------------
                                     Jana Meyer
                                     Secretary/Treasurer and Director
                                    (Principal Financial and Accounting Officer)


                                  By
                                     -------------------------------------------
                                     Mark Clawson
                                     Director

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                                DECEMBER 31, 2001

                                    CONTENTS

                                                                                       Page

Independent Auditor's Report...........................................................F - 1

Consolidated Balance Sheet
  December 31, 2001....................................................................F - 2

Consolidated Statement of Operations for the
  Period From May 30, 2001 (Inception) to December 31, 2001............................F - 3

Consolidated Statement of Stockholders' Equity for the
  Period From May 30, 2001 (Inception) to December 31, 2001............................F - 4

Consolidated Statement of Cash Flows for the
  Period From May 30, 2001 (Inception) to December 31, 2001............................F - 5

Notes to Consolidated Financial Statements.............................................F - 6


                          INDEPENDENT AUDITOR'S REPORT


Scientific Energy, Inc.
(A Development Stage Company)

        We have audited the accompanying consolidated balance sheet of Scientific Energy, Inc. (a development stage company) as of December 31, 2001, and the related consolidated statement of operations and cash flows for the period from May 30, 2001 (Inception) to December 31, 2001, and the consolidated statement of stockholders' equity for the period May 30, 2001 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Energy, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the period May 30, 2001 (Inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Respectfully submitted


                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 25, 2002

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                                 December 31,
                                                                                --------------
                                                                                     2001
                                                                                --------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                                         $           10
Prepaid Expenses                                                                        64,306
                                                                                --------------

     Total Current Assets                                                               64,316
                                                                                --------------

Other Assets:
Intangibles                                                                            250,040


     Total Assets                                                               $      314,356
                                                                                ==============

LIABILITIES
Current Liabilities:
Accounts Payable                                                                $       31,692
Accrued Payroll Liabilities                                                              4,085
Note Payable - Shareholder                                                             196,879
                                                                                --------------

     Total Liabilities                                                                 232,656
                                                                                --------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
   Authorized 100,000,000 shares
   Issued 27,000,000 Shares at
   December 31, 2001                                                                    27,000
Paid-In Capital                                                                        223,472
Deficit Accumulated During the
   Development Stage                                                                  (168,772)
                                                                                --------------

     Total Stockholders' Equity                                                         81,700
                                                                                --------------

     Total Liabilities and Stockholders' Equity                                 $      314,356
                                                                                ==============




          The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  Cumulative
                                                                                    Since
                                                                                   May 30,
                                                               For the Period        2001
                                                                    Ended        Inception of
                                                                December 31,     Development
                                                                    2001            Stage
                                                               ---------------  --------------

Revenues:                                                      $             -  $            -
                                                               ---------------  --------------

Expenses:
Research & Development                                                  54,836          54,836
General & Administrative                                               110,104         110,104
                                                               ---------------  --------------

     Loss from Operations                                             (164,940)       (164,940)

Other Income (Expense)
Interest, Net                                                           (3,832)         (3,832)
                                                               ---------------  --------------

     Net Loss                                                  $      (168,772) $     (168,772)
                                                               ===============  ==============

Basic & Diluted Loss Per Share                                 $        (0.01)
                                                               ===============
















          The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2001

                                                                                           Deficit
                                                                                         Accumulated
                                                                                            Since
                                                                                         May 30,2001
                                                                                         Inception of
                                                Common Stock               Paid-In       Development
                                           Shares         Par Value        Capital          Stage
                                       --------------- ---------------  --------------  --------------

Balance at May 30, 2001 (Inception)                  - $             -  $            -  $            -

May 30, 2001, Issued Common
  Stock for Technology                      20,000,000          20,000         230,040               -

June 6, 2001, Cancelled and Issued
  Shares of Common Stock in
  Connection with Merger with
  Quazon, Corp.                              7,000,000           7,000          (6,568)              -

Net Loss                                             -               -               -        (168,772)
                                       --------------- ---------------  --------------  --------------

Balance at December 31, 2001                27,000,000 $        27,000  $      223,472  $     (168,772)
                                       =============== ===============  ==============  ==============
















          The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                    since
                                                                                   May 30,
                                                               For the Period        2001
                                                                    Ended        Inception of
                                                                December 31,     Development
                                                                    2001            Stage
                                                               ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $      (168,772) $     (168,772)

(Increase) Decrease in Prepaid Expenses                                (64,306)        (64,306)
Increase (Decrease) in Accounts Payable                                 31,692          31,692
Increase (Decrease) in Accrued Expenses                                  4,085           4,085
                                                               ---------------  --------------
  Net Cash Used in operating activities                               (197,301)       (197,301)
                                                               ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities                                    -               -
                                                               ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired in Merger                                                    432             432
Note Payable Shareholder                                               196,879         196,879
                                                               ---------------  --------------
  Net Cash Provided by Financing Activities                            197,311         197,311
                                                               ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                 10              10
Cash and Cash Equivalents
  at Beginning of Period                                                     -               -
                                                               ---------------  --------------
Cash and Cash Equivalents
  at End of Period                                             $            10  $           10
                                                               ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                     $           891  $          891
  Income taxes                                                 $             -  $            -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None
Common Stock Exchanged for Technology                          $       250,040  $      250,040


          The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2001

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

Nature of Operations and Going Concern

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $169,000 for the period from May 30, 2001 (inception) to December 31, 2001, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

        The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, and market penetration and profitable operations from its small electricity generation devices to be incorporated into existing portable electronic devices including portable laptop computers, handheld devices, cellular phones, and a variety of other electronic devices.

        These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

        If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

        The Company was originally incorporated under the laws of the State of Utah on May 30, 2001, under the name of Scientific Energy, Inc. As of December 31, 2001, the Company is in the development stage and has not begun planned principal operations.

Acquisition of Subsidiary

        On June 6, 2001, Scientific Energy, Inc and Quazon, Corp (A Nevada Corporation) entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc acquired 20,000,000 shares of Quazon's shares in exchange for 100% of the issued and outstanding shares of Scientific Energy.

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

Nature of Business

         The Company plans to develops small electricity generation devices to be incorporated into existing portable electronic devices including portable laptop computers, handheld devices, cellular phones, and a variety of other electronic devices. In addition, the Company is developing technology that will assist both industrial concerns and consumers in a variety of applications to significantly reduce energy consumption.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

              For the Period From May 30, 2001 (inception) to December 31, 2001
              -----------------------------------------------------------------

Basic Loss per Share
Loss to common shareholders                   $      (168,772)      26,720,000  $       (0.01)
                                              ===============  ===============  ==============

        As of December 31, 2001, there are no common stock equivalents.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

        As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $169,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2001
                                   (Continued)

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

NOTE 4 - COMMITMENTS

        As of December 31, 2001 all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

        The annual salaries and royalty advances resulting from these agreements for each of these individuals are as follows:

                                                            Annual          Annual
                         Name                              Salaries        Advances
------------------------------------------------------  --------------- ---------------

Paul Thomas                                             $         8,000 $        15,996
Daryl Conley                                            $        14,000 $        27,996
David Sanders                                           $         8,000 $        15,996
Otis H. Sanders                                         $        20,000 $        39,966
                                                        --------------- ---------------

     Total                                              $        50,000 $        99,954
                                                        =============== ===============

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2001
                                   (Continued)

NOTE 6- INTANGIBLE ASSETS

        On May 30, 2001, the Company acquired intangible assets including technology, trade secrets, and patent applications for design and process and potential patents on either design or process on their technology of $250,040. This technology consists of energy cell technology that is believed to provide a reliable energy source that can be used in portable electronic devices and will increase the life of existing batteries significantly.

NOTE 7 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

        On August15, 2001, the president of the Company has given the Company an unsecured line of credit for up to $350,000. The Line carries interest at Prime. As of December 31, 2001 the Company has borrowed $196,879 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder".