Form 10QSB/A
period 2001-06-30
SCIENTIFIC ENERGY INC
filed 2002-05-03
CIK 1083036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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


        We have reviewed the accompanying consolidated balance sheet of Scientific Energy, Inc. (Formerly Quazon Corp.) (a development stage company) as of June 30, 2001, and the related consolidated statements of operations and cash flows for the period from May 30, 2001 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /s/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 7, 2001

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET



                                                                  June 30,
                                                                    2001
                                                               ---------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                        $             -
                                                               ---------------

Other Assets:
Intangibles                                                            250,040


$    Total Assets                                                      250,040


LIABILITIES
Current Liabilities:
Accounts Payable & Accrued Expenses                            $        31,495
Bank Overdraft                                                           7,672
Note Payable Shareholder                                                22,837
                                                               ---------------

     Total Current Liabilities                                          62,004
                                                               ---------------

STOCKHOLDERS' EQUITY
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 27,000,000 Shares
     at June 30, 2001                                                   27,000
  Paid-In Capital                                                      223,472
  Deficit Accumulated During the
    Development Stage, Since May 30, 2001                              (62,436)
                                                               ---------------

     Total Stockholders' Equity                                        188,036
                                                               ---------------

     Total Liabilities and
$      Stockholders' Equity                                            250,040
                                                               ===============









                       See accompanying notes and accountants' report.

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Cumulative
                                                                         since
                                                                        May 30,
                                                   For the Period         2001
                                                     May 30, 2001      Inception
                                                          to
                                                                   of
                                                       June 30,       Development
                                                        2001             Stage
                                                   --------------    --------------
Revenues:                                          $            -    $            -
                                                   --------------    --------------

Expenses:
Research & Development                                     30,830            30,830
General & Administrative                                   31,524            26,524
                                                   --------------    --------------

     Loss from Operations                                 (62,354)          (62,354)
                                                   --------------    --------------

Other Income (Expense)
Interest, Net                                                 (82)              (82)
                                                   --------------    --------------

     Net Loss                                      $      (62,436)   $      (62,436)
                                                   ==============    ==============

Basic & Diluted Loss
Per Share                                          $            -
                                                   ==============
















                 See accompanying notes and accountants' report.

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Cumulative
                                                                      since
                                               For the Period        May 30,
                                                 May 30, 2001         2001
                                                      to          Inception of
                                                   June 30,        Development
                                                    2001              Stage
                                               ---------------   ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $       (62,436)  $       (62,436)
Increase (Decrease) in Accounts Payable                 31,495            31,495
Increase (Decrease) in Bank Overdraft                    7,671             7,671
Increase (Decrease) in Accrued Interest                     82                82
                                               ---------------   ---------------
  Net Cash Used in operating activities                (23,188)          (23,188)
                                               ---------------   ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                    -                 -
                                               ---------------   ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash Acquired in Merger                                    432               432
Note Payable Shareholder                                22,756            22,756
                                               ---------------   ---------------
  Net Cash Provided by Financing Activities             23,188            23,188
                                               ---------------   ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -                 -
Cash and Cash Equivalents
  at Beginning of Period                                     -                 -
                                               ---------------   ---------------
Cash and Cash Equivalents
  at End of Period                             $             -   $             -
                                               ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                     $             -   $             -
  Income taxes                                 $             -   $             -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None
Common Stock Exchanged for Technology                  250,040           250,040

                       See accompanying notes and accountants' report.

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO JUNE 30, 2001

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

Interim Reporting

        The unaudited financial statements as of June 30, 2001, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO JUNE 30, 2001
                                   (Continued)

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

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                For the Period From May 30, 2001 (inception) to June 30, 2001
                -------------------------------------------------------------
Basic Loss per Share
Loss to common shareholders                   $       (62,436)      25,460,000  $            -
                                              ===============  ===============  ==============

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO JUNE 30, 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

        As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $62,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO JUNE 30, 2001
                                   (Continued)

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

                                                            Annual          Annual
                         Name                              Salaries        Advances
------------------------------------------------------  -------------------------------

Paul Thomas                                             $         8,000 $        15,996
Daryl Conley                                            $        14,000 $        27,996
David Sanders                                           $         8,000 $        15,996
Otis H. Sanders                                         $        20,000 $        39,966
                                                        -------------------------------

     Total                                              $        50,000 $        99,954
                                                        =============== ===============

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

NOTE 7 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

        On August15, 2001, the president of the Company has given the Company an unsecured line of credit for up to $350,000. The Line carries interest at Prime. As of June 30, 2001 the Company has borrowed $22,837 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder".

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB/A

Introduction

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

        At June 30, 2001, the Company had total assets consisting of technology of $250,040. The technology was acquired by the Company as part of a plan of reorganization with Scientific Energy, Inc., a Utah Corporation ("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific. The technology is the sole asset of Scientific. Total liabilities at June 30, 2001, were $62,004, consisting of accounts payable and accrued expenses of $31,495, a bank overdraft of $7,671, and note payable shareholder of $22,837.

Results of Operations

        For the period ended June 30, 2001, general and administrative expenses were $31,524 and research and development expenses were $30,830. General and administrative expenses are primarily for legal and accounting services.

        The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

        In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

Plan of Operation

        As of June 30, 2001, the president of the Company has agreed to loan to the Company up to $350,000. The loan is repayable on demand with interest at prime rate. As of June 30, 2001 the Company has borrowed $22,837 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its
operating  needs  for  general  and   administrative   expenses,   research  and
development, minimum royalty payments and marketing efforts for the next 12 months.

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

Net Operating Loss

        As of June 30, 2001, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $62,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

                            ITEM 5. OTHER INFORMATION


Financial Statements of Acquired Subsidiary

    The  financial   statements  of  the  Scientific   are  included   beginning
immediately following the signature page to this report as follows:

                                                                                          Page

Independent Auditor's Report...............................................................F-1

Balance Sheet
  May 31, 2001.............................................................................F-2

Statements of Operations
  Period from May 30, 2001 (inception) to May 31, 2001.....................................F-3

Statement of Stockholders' Equity for the
  Period from May 30, 2001 (inception) to May 31, 2001.....................................F-4

Statements of Cash Flows
  Period from May 30, 2001 (inception) to May 31, 2001.....................................F-5

Notes to Financial Statements..............................................................F-6

Pro Forma Financial Statements

        The pro forma financial statements have been omitted because there is no material change from the financial statements as of June 30, 2001 contained in this Form 10-QSB/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:
               --------

               SEC
  Exhibit   Reference
  Number     Number                      Title of Document                        Location

----------------------------------------------------------------------------- ----------------

    Item 2.           Plan of Acquisition, Reorganization, Arrangement, Liquidation or
                      Succession
       2.012          Agreement and Plan of Reorganization among Quazon Corp.,       1
                      Scientific Energy, Inc., and the stockholders of Scientific Energy, Inc.
                      dated June 6, 2001


     Item 33          Articles of Incorporation and Bylaws

----------------------------------------------------------------------------- ----------------
       3.013          Amendment to Articles of Incorporation to change the name of th2
                      Company to Scientific Energy, Inc.

   Item 10.           Material Contracts

----------------------------------------------------------------------------- ----------------
      10.0110         Royalty Agreement dated May 31, 2001, by and between Otis H.   2
                      Sanders, David Sanders, Daryl Conley, Paul Thomas and Scientific
                      Energy, Inc.

10.02      10         Form of Employment Agreement dated May 31, 2001, by and        2
                      between Scientific Energy, Inc. and related schedule of employees and compensation
10.03      10         Loan Agreement dated as of June 15, 2001, between Scientific   2
                      Energy, Inc. and Todd B. Crosland with related form of Promissory
                      Note

1 Incorporated by reference from the current report on Form 8-K, June 6, 2001.

2 Incorporated by reference from the originally Form 10-QSB, June 30, 2001, dated August 17, 2001

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

                                            SCIENTIFIC ENERGY, INC.


Date: May 3, 2002                     By  /S/
                                          Todd B. Crosland
                                          President and Chief Financial Officer