Form 10QSB/A
period 2001-09-30
SCIENTIFIC ENERGY INC
filed 2002-05-03
CIK 1083036

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


           We have reviewed the accompanying consolidated balance sheet of Scientific Energy, Inc. (Formerly Quazon Corp.) (a development stage company) as of September 30, 2001, and the related consolidated statements of operations and cash flows for the period from May 30, 2001(Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

                                                  Respectfully submitted



                                                  /s/ ROBISON, HILL & CO.
                                                  Certified Public Accountants

Salt Lake City, Utah
November 12, 2001

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET



                                                                   September 30,
                                                                        2001
                                                                      ---------
ASSETS
Current Assets:
Cash & Cash Equivalents                                               $     622
Prepaid Expenses                                                         43,475
                                                                      ---------

     Total Current Assets                                                44,097
                                                                      ---------

Other Assets:
Intangibles                                                             250,040


     Total Assets                                                     $ 294,137
                                                                      =========

LIABILITIES
Current Liabilities:
Accounts Payable                                                      $  46,482
Accrued Payroll Liabilities                                               4,432
Note Payable Shareholder                                                103,905
                                                                      ---------

     Total Current Liabilities                                          154,819
                                                                      ---------

STOCKHOLDERS' EQUITY
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 27,000,000 Shares
     at September 30, 2001                                               27,000
  Paid-In Capital                                                       223,472
  Deficit Accumulated During the
    Development Stage, Since May 30, 2001                              (111,154)
                                                                      ---------

     Total Stockholders' Equity                                         139,318
                                                                      ---------

     Total Liabilities and
       Stockholders' Equity                                           $ 294,137
                                                                      =========






                 See accompanying notes and accountants' report.

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                           For the Period               2001
                                                     For the Three            May 30, 2001           Inception
                                                     Months Ended                  to                    of
                                                     September 30,           September 30,          Development
                                                         2001                   2001                   Stage
                                                 ---------------------  ---------------------   --------------------
Revenues:                                         $                  -  $                   -   $                  -
                                                 ---------------------  ---------------------   --------------------

Expenses:
Research & Development                                          29,201                 29,201                 29,201
General & Administrative                                        18,398                 80,752                 80,752
                                                 ---------------------  ---------------------   --------------------

     Loss from Operations                                      (47,599)              (109,953)              (109,953)

Other Income (Expense)
Interest, Net                                                   (1,119)                (1,201)                (1,201)
                                                 ---------------------  ---------------------   --------------------

     Net Loss                                         $        (48,718) $            (111,154)  $           (111,154)
                                                 =====================  =====================   ====================

Basic & Diluted Loss
Per Share                                        $                   -  $                   -
                                                 =====================  =====================

















                 See accompanying notes and accountants' report.

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Cumulative
                                                                                                  since
                                                                      For the Period             May 30,
                                                                       May 30, 2001               2001
                                                                            to                Inception of
                                                                       September 30,           Development
                                                                           2001                   Stage
                                                                   ---------------------  ---------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                           $            (111,154) $            (111,154)
(Increase) Decrease in Prepaid Expenses                                          (43,475)               (43,475)
Increase (Decrease) in Accounts Payable                                           50,914                 50,914
Increase (Decrease) in Bank Overdraft                                                  -                      -
Increase (Decrease) in Accrued Interest                                              932                    932
                                                                   ---------------------  ---------------------
  Net Cash Used in operating activities                                         (102,783)              (102,783)
                                                                   ---------------------  ---------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                              -                      -
                                                                   ---------------------  ---------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash Acquired in Merger                                                              432                    432
Note Payable Shareholder                                                         102,973                102,973
                                                                   ---------------------  ---------------------
  Net Cash Provided by Financing Activities                                      103,405                103,405
                                                                   ---------------------  ---------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                          622                    622
Cash and Cash Equivalents
  at Beginning of Period                                                               -                      -
                                                                   ---------------------  ---------------------
Cash and Cash Equivalents
  at End of Period                                                 $                 622  $                 622
                                                                   =====================  =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                         $                 268  $                 268
  Income taxes                                                     $                   -  $                   -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common Stock Exchanged for Technology                                            250,040                250,040

                 See accompanying notes and accountants' report.

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO SEPTEMBER 30, 2001


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

Interim Reporting

           The unaudited financial statements as of September 30, 2001, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO SEPTEMBER 30, 2001
                                   (Continued)

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

Loss per Share

           The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                      Per-Share
                                            Income       Shares        Amount
                                            ------       ------        ------
                                          (Numerator) (Denominator)

       For the Period from May 30, 2001 (inception) to September 30, 2001
       ------------------------------------------------------------------
Basic Loss per Share
Loss to common shareholders              $ (111,154)   26,580,000   $     --
                                          ==========   ==========   ==========

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO SEPTEMBER 30, 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk

           The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

           As of September 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $111,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

                 SCIENTIFIC ENERGY, INC. (FORMERLY QUAZON CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO SEPTEMBER 30, 2001
                                   (Continued)

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


                                                      Annual             Annual
                     Name                            Salaries           Advances
---------------------------------------------------  ---------------------------

Paul Thomas                                          $ 8,000             $15,996
Daryl Conley                                         $14,000             $27,996
David Sanders                                        $ 8,000             $15,996
Otis H. Sanders                                      $20,000             $39,966
                                                     -------             -------

     Total                                           $50,000             $99,954
                                                     =======             =======

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

           At September 30, 2001, the Company had total assets of $294,137, consisting primarily of technology of $250,040. The technology was acquired by the Company as part of a plan of reorganization with Scientific Energy, Inc., a Utah Corporation ("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific. The technology is the sole asset of Scientific. Total liabilities at September 30, 2001, were $154,819, consisting of accounts payable and accrued expenses of $50,914 and note payable shareholder of $103,905.

Results of Operations

           For the period from May 30, 2001 (inception) to September 30, 2001, general and administrative expenses were $80,752 and research and development expenses were $29,201. General and administrative expenses are primarily for legal and accounting services.

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

Net Operating Loss

           As of September 30, 2001, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $111,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

      None.

                            ITEM 5. OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:
           --------

               SEC
Exhibit     Reference
Number       Number                                Title of Document                                       Location

---------  ---------  ------------------------------------------------------------------------------ -----------------------

Item 2.               Plan of Acquisition, Reorganization, Arrangement, Liquidation or
                      Succession

           2.01 2     Agreement and Plan of Reorganization among Quazon Corp.,                       Incorporated by
                      Scientific Energy, Inc., and the stockholders of Scientific Energy, Inc.       reference(1)
                      dated June 6, 2001


Item 3 3              Articles of Incorporation and Bylaws

---------  ---------  ------------------------------------------------------------------------------ -----------------------
           3.01 3     Amendment to Articles of Incorporation to change the name of the               Incorporated by
                      Company to Scientific Energy, Inc.                                             reference(2)

Item 10.              Material Contracts

---------  ---------  ------------------------------------------------------------------------------ -----------------------
          10.01 10    Royalty Agreement dated May 31, 2001, by and between Otis H.                   Incorporated by
                      Sanders, David Sanders, Daryl Conley, Paul Thomas and Scientific               reference(2)
                      Energy, Inc.

          10.02 10    Form of Employment Agreement dated May 31, 2001, by and                        Incorporated by
                      between Scientific Energy, Inc. and related schedule of employees              reference(2)
                      and compensation

          10.03 10    Loan Agreement dated as of June 15, 2001, between Scientific                   Incorporated by
                      Energy, Inc. and Todd B. Crosland with related form of Promissory              reference(2)
                      Note

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