Form 10QSB
period 2002-03-31
SCIENTIFIC ENERGY INC
filed 2002-05-17
CIK 1083036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the Quarterly Period Ended March 31, 2002


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2002, issuer had 27,000,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION


                          Item 1. Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Scientific Energy, Inc.
(A Development Stage Company)


        We have reviewed the accompanying consolidated balance sheet of Scientific Energy, Inc. as of March 31, 2002 and December 31, 2001, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 14, 2002

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                        $             -  $           10
Prepaid Expenses                                                             -          64,306
                                                               ---------------  --------------

     Total Current Assets                                                    -          64,316
                                                               ---------------  --------------

Other Assets:
Intangibles                                                             50,000         250,040
                                                               ---------------  --------------

     Total Assets                                              $        50,000  $      314,356
                                                               ===============  ==============

LIABILITIES
Current Liabilities:
Bank Overdraft                                                 $         5,367  $            -
Accounts Payable                                                        31,644          31,692
Accrued Payroll Liabilities                                            131,207           4,085
Note Payable - Shareholder                                             250,985         196,879
                                                               ---------------  --------------

     Total Liabilities                                                 419,203         232,656
                                                               ---------------  --------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
   Authorized 100,000,000 shares
   Issued 27,000,000 Shares at
   December 31, 2001                                                    27,000          27,000
Paid-In Capital                                                        223,472         223,472
Deficit Accumulated During the
   Development Stage                                                  (619,675)       (168,772)
                                                               ---------------  --------------

     Total Stockholders' Equity                                       (369,203)         81,700
                                                               ---------------  --------------

     Total Liabilities and Stockholders' Equity                $        50,000  $      314,356
                                                               ===============  ==============




                       See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    since
                                                                                   May 30,
                                                                                     2001
                                                                For the Three     Inception
                                                                Months Ended          of
                                                                  March 31,      Development
                                                                    2002            Stage
                                                               ---------------  --------------
Revenues:                                                      $             -  $            -
                                                               ---------------  --------------

Expenses:
Research & Development                                                   9,543          64,379
General & Administrative                                               151,490         261,594
                                                               ---------------  --------------

     Loss from Operations                                             (161,033)       (325,973)

Other Income (Expense)
Interest, Net                                                           (3,993)         (7,825)
Write-down of Technology and Royalties                                (285,877)       (285,877)
                                                               ---------------  --------------

     Net Loss                                                  $      (450,903) $     (619,675)
                                                               ===============  ==============

Basic & Diluted Loss
Per Share                                                      $        (0.02)
                                                               ===============












                       See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    since
                                                                                   May 30,
                                                               For the Period        2001
                                                                    Ended        Inception of
                                                                  March 31,      Development
                                                                    2002            Stage
                                                               ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $      (450,903) $     (619,675)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                                 285,877         285,877

Change in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses                                (21,531)        (85,837)
Increase (Decrease) in Accounts Payable                                    (48)         31,644
Increase (Decrease) in Bank Overdraft                                    5,367           5,367
Increase (Decrease) in Accrued Expenses                                127,122         131,207
                                                               ---------------  --------------
  Net Cash Used in operating activities                                (54,116)       (251,417)
                                                               ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities                                    -               -
                                                               ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired in Merger                                                      -             432
Note Payable Shareholder                                                54,106         250,985
                                                               ---------------  --------------
  Net Cash Provided by Financing Activities                             54,106         251,417
                                                               ---------------  --------------

Net (Decrease) Increase in Cash and Cash Equivalents                       (10)              -
Cash and Cash Equivalents at Beginning of Period                            10               -
                                                               ---------------  --------------

  Cash and Cash Equivalents at End of Period                   $             -  $            -
                                                               ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                     $         1,353  $        2,244
  Income taxes                                                 $             -  $            -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None
Common Stock Exchanged for Technology                          $       250,040  $      250,040

                       See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Scientific Energy, Inc. "the Company," (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of March 31, 2002, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

        In this interim report, the Company, has made a determination to make an adjustment of $285,877. This write-down is made pursuant to the determination that, research on the long life battery technologies has failed to achieve any meaningful results, the Company is no longer going to fund its research at its New Mexico research facility and that it will terminate its lease, employment and royalty agreements, thereby ceasing all forward progress on the research and development of the Company's technologies.

Nature of Operations and Going Concern

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company's ability to continue as a "going concern," in particular the aforementioned determination by the Company to write-down some of their technology assets. The Company has incurred net losses of approximately $365,066 for the first quarter of 2002, has a liquidity problem, and requires additional financing in order to finance its business activities and meet its obligations on an ongoing basis. The Company has attempted to pursue alternative financing with one entity, although no commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

        The Company's future capital requirements will depend on numerous factors including, but not limited to, its willingness to continue progress in developing its products.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Organization and Basis of Presentation

        The Company was originally incorporated under the laws of the State of Nevada, under the name of Quazon Corp., Inc. Scientific Energy was originally incorporated under the laws of the State of Utah on May 30, 2000. As of March 31, 2002, the Company is in the development stage and has not begun planned principal operations.

Acquisition of Subsidiary

        On June 6, 2001, Scientific Energy, Inc (A Utah Corporation) and Quazon, Corp. (A Nevada Corporation) entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc. acquired 20,000,000 shares of Quazon's shares in exchange for 100% of the issued and outstanding shares of Scientific Energy.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company plans to enter into a written agreement with Grandway-USA, and its sister company in Taiwan and China for such entities to fund research toward the development and manufacture of an extended life battery pack for lap-top computers. There can be no assurance that such an agreement will be reached and finalized on terms and conditions acceptable to the Company or, if an agreement is reached, that the development efforts will results in marketable products or revenues to the Company.

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

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                 For the Three Months Ended March 31, 2002
Basic Loss per Share
Loss to common shareholders                     $ (450,903)      27,000,000    $      (0.02)
                                                ==========       ==========    ============

        As of March 31, 2002, there are no common stock equivalents.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

        As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $534,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

        As of March 31, 2002 all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

        The Company, as of the date of this report has terminated their office space for a research lab in New Mexico. During the first quarter of 2002, the Company decided to move its research to a new facility in Taiwan and China.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 5 - EMPLOYMENT CONTRACTS / ROYALTY AGREEMENT

        The Company, as of the date if this report, has terminated all royalty agreements and employment contracts with Paul Thomas, Daryl Conley, David Sanders and Otis H. Sanders. The royalty agreements provided for a royalty of 5% of the gross manufacturing cost of the product invented by such inventor. Payment of royalties was due on or before the 30th day after each calendar quarter for the previous quarter's manufacturing costs. No actual royalties were ever paid, however, the royalty agreements also provided for advances against future royalties.

        The annual salaries and royalty advances that resulted from these agreements for each of these individuals were as follows:

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
                                                        =============== ===============

NOTE 6- INTANGIBLE ASSETS

        On May 30, 2001, Scientific Energy, Inc. (Utah) acquired intangible assets including technology, trade secrets, and patent applications for design and process and potential patents on either design or process on their technology of $250,040. The Company became the owner of the technology pursuant to the reorganization entered into between the Company and Scientific Energy, Inc. (Utah). This technology consists of energy cell technology that is believed to provide a reliable energy source that can be used in portable electronic devices and will increase the life of existing batteries significantly.

        During the first quarter of 2002, management reviewed the reasonableness of the value of their technology, and decided that in the absence of research and development efforts the value of the technology was only $50,000 at that time. Thus, the intangible assets were written-down $200,000.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 7 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

        On August15, 2001, the president of the Company gave the Company an unsecured line of credit for up to $350,000. The Line carries interest at Prime. As of March 31, 2002 the Company has borrowed $250,985 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Introduction

        The Company is a development stage company that has not engaged in material operations or realized revenues for several years. An officer of the Company has, in the past, advanced funds for payment of certain expenses incurred by the Company. A portion of these advances has been subject to a note payable, and the Company has issued shares of Company common stock for other advances.

        For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by Todd Crosland, president, director and principal stockholder of the Company, under a $350,000 loan agreement. As of March 31, 2002, the Company owes $250,985 on this note. Until the Company is able to generate revenues or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

        At March 31, 2002, the Company had total assets of $50,000, consisting of technology. The technology was acquired by the Company as part of a plan of reorganization with Scientific Energy, Inc., a Utah Corporation ("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific. The technology is the sole asset of Scientific. Total liabilities at March 31, 2002, were $419,203, consisting of accounts payable and accrued expenses of $162,851 and note payable shareholder of $250,985.

Results of Operations

        For the three months ended March 31, 2002, general and administrative expenses were $151,490 and research and development expenses were $9,543. General and administrative expenses are primarily for legal, accounting services and salaries.

        The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

        In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

Plan of Operation

        As of March 31, 2002, the president of the Company has agreed to loan to the Company up to $350,000. The loan is repayable on demand with interest at prime rate. As of March 31, 2002 the Company has borrowed $250,985 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its
operating  needs  for  general  and   administrative   expenses,   research  and
development, minimum royalty payments and marketing efforts for the next 12 months.

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

Net Operating Loss

        As of March 31, 2002, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $534,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Forward-Looking Information

        This report includes forward-looking statements because we believe it may be helpful to investors to communicate our plans and expectations. Forward-looking statements about what may happen in the future are based on management's beliefs, assumptions and plans for the future, information currently available to management, and other statements that are not historical in nature. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used. These forward- looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others:

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

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:
        --------

               SEC
  Exhibit   Reference
  Number     Number                      Title of Document                                           Location

---------------------------------------------------------------------------------------------------- ----------------

    Item 2.           Plan of Acquisition, Reorganization, Arrangement, Liquidation or
                      Succession
       2.012          Agreement and Plan of Reorganization among Quazon Corp.,                        Incorporated by
                      Scientific Energy, Inc., and the stockholders of Scientific Energy, Inc.        reference(1)
                      dated June 6, 2001


     Item 33          Articles of Incorporation and Bylaws
----------------------------------------------------------------------------------------------------- ----------------
       3.013          Amendment to Articles of Incorporation to change the name of the                Incorporated by
                      Company to Scientific Energy, Inc.                                              reference(2)

   Item 10.           Material Contracts

----------------------------------------------------------------------------------------------------- ----------------
      10.0110         Royalty  Agreement  dated  May 31,  2001,  by and  between Otis H.              Incorporated by
                      Sanders, David Sanders, Daryl Conley, Paul Thomas and Scientific                reference(2)
                      Energy, Inc.

      10.0210         Form of Employment Agreement dated May 31, 2001, by and                         Incorporated by
                      between Scientific Energy, Inc. and related schedule of employees               reference(2)
                      and compensation
      10.0310         Loan Agreement dated as of June 15, 2001, between Scientific                    Incorporated by
                      Energy, Inc. and Todd B. Crosland with related form of Promissory               reference(2)
                      Note

(1) Incorporated by reference from the current report on Form 8-K, June 6, 2001.
(2)     Incorporated by reference from the Form 10-QSB, June 30, 2001.

        (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SCIENTIFIC ENERGY, INC.


Date: May 15, 2002                  By:    /S/ Todd B. Crosland
                                          --------------------------------------
                                          Todd B. Crosland
                                          President and Chief Financial Officer
                                         (Principal Executive Officer)