Form 10QSB
period 2002-06-30
SCIENTIFIC ENERGY INC
filed 2002-08-13
CIK 1083036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 for the Quarterly Period Ended June 30, 2002


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2002, issuer had 42,200,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes   No X

                         PART I - FINANCIAL INFORMATION


                          Item 1. Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Scientific Energy, Inc.
(A Development Stage Company)


     We have reviewed the accompanying consolidated balance sheet of Scientific Energy, Inc. as of June 30, 2002 and December 31, 2001, and the related consolidated statements of operations for the three and six months and statements of cash flows for the six months ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants
Salt Lake City, Utah
August 12, 2002

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  June 30,          December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                                      $            5,844  $               10
Prepaid Expenses                                                                          1,032              64,306
                                                                             ------------------  ------------------

     Total Current Assets                                                                 6,876              64,316
                                                                             ------------------  ------------------

Other Assets:
Intangibles                                                                              50,000             250,040
                                                                             ------------------

     Total Assets                                                            $           56,876  $          314,356
                                                                             ==================  ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                                         42,751              31,692
Accrued Payroll Liabilities                                                                   -               4,085
Note Payable - Shareholder                                                               59,415             196,879
                                                                             ------------------  ------------------

     Total Liabilities                                                                  102,166             232,656
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
   Authorized 100,000,000 shares
   Issued 42,200,000 Shares at June 30, 2002 and
   27,000,000 Shares at December 31, 2001                                                42,200              27,000
Paid-In Capital                                                                         588,272             223,472
Deficit Accumulated During the
   Development Stage                                                                   (675,762)           (168,772)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (45,290)             81,700
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           56,876  $          314,356
                                                                             ==================  ==================


                 See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                               Cumulative
                                                                                                                 since
                                                                                                                May 30,
                                                      For the Period                       For the Period         2001
                                   For the Three       May 30, 2001       For the Six       May 30, 2001       Inception
                                                            to                                   to
                                    Months Ended                         Months Ended                              of
                                      June 30,           June 30,          June 30,           June 30,        Development
                                        2002               2001              2002               2001             Stage
                                 ------------------ ------------------ ----------------- ------------------ ----------------
Revenues:                        $                - $                - $               - $                - $              -
                                 ------------------ ------------------ ----------------- ------------------ ----------------

Expenses:
Research & Development                        3,573             30,830            13,116             30,830           67,952
General & Administrative                     39,723             31,524           191,213             31,524          301,317
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Loss from Operations                   (43,296)           (62,354)         (204,329)           (62,354)        (369,269)

Other Income (Expense)
Interest, Net                                (2,917)               (82)           (6,910)               (82)         (10,742)
Write-down of Technology
    and Royalties                            (9,874)                 -          (295,751)                 -         (295,751)
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Net Loss                    $          (56,087)$          (62,436)$        (506,990)$          (62,436)$       (675,762)
                                 ================== ================== ================= ================== ================

Basic & Diluted Loss
Per Share                        $                - $                - $           (0.02)$                -
                                 ================== ================== ================= ==================












                 See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                               For the Period         May 30,
                                                           For the Period       May 30, 2001            2001
                                                                Ended                to             Inception of
                                                              June 30,            June 30,          Development
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (506,990) $          (62,436) $         (675,762)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                              295,751                   -             295,751
Stock Issued for Expenses                                           130,000                   -             130,000

Change in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses                             (32,437)                  -             (96,743)
Increase (Decrease) in Accounts Payable                              11,059              31,495              42,751
Increase (Decrease) in Bank Overdraft                                     -               7,671                   -
Increase (Decrease) in Accrued Expenses                              (4,085)                 82                   -
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                            (106,702)            (23,188)           (304,003)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash acquired in Merger                                                   -                 432                 432
Note Payable Shareholder                                            112,536              22,756             309,415
                                                          -----------------  ------------------  ------------------
  Net Cash Provided by Financing Activities                         112,536              23,188             309,847
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in Cash
       and Cash Equivalents                                           5,834                   -               5,844
Cash and Cash Equivalents at
       Beginning Period                                                  10                   -                   -
                                                          -----------------  ------------------  ------------------

  Cash and Cash Equivalents at End of Period              $           5,844  $                -  $            5,844
                                                          =================  ==================  ==================

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       since
                                                                               For the Period         May 30,
                                                           For the Period       May 30, 2001            2001
                                                                Ended                to             Inception of
                                                              June 30,            June 30,          Development
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $           2,459  $                -  $            3,812
  Income taxes                                            $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

Common Stock Exchanged for Technology                     $         250,040  $                -  $          250,040
Note Payable Converted to Common Stock                    $         250,000  $                -  $          250,000




















                 See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

Interim Reporting

     The unaudited financial statements as of June 30, 2002, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

     In this interim report, the Company, has made a determination to make an adjustment of $295,750. This write-down is made pursuant to the determination that, research on the long life battery technologies has failed to achieve any meaningful results, the Company is no longer going to fund its research at its New Mexico research facility and that it will terminate its lease, employment and royalty agreements, thereby ceasing all forward progress on the research and development of the Company's technologies.

Nature of Operations and Going Concern

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern," in particular the aforementioned determination by the Company to write-down some of their technology assets. The Company has incurred net losses of approximately $506,990 for the first two quarters of 2002, has a liquidity problem, and requires additional financing in order to finance its business activities and meet its obligations on an ongoing basis. The Company has attempted to pursue alternative financing with one entity, although no commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

     The Company's future capital requirements will depend on numerous factors including, but not limited to, its willingness to continue progress in developing its products.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)

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

Organization and Basis of Presentation

     The Company was originally incorporated under the laws of the State of Nevada, under the name of Quazon Corp., Inc. Scientific Energy was originally incorporated under the laws of the State of Utah on May 30, 2000. As of June 30, 2002, the Company is in the development stage and has not begun planned principal operations.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share (Continued)

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                     For the Three Months Ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $          (56,087)          34,904,000  $                -
                                                        ==================  ===================  ==================

                                   For the Period May 30, 2001 to June 30, 2001
Basic Loss per Share
Loss to common shareholders                             $          (62,436)          27,000,000  $                -
                                                        ==================  ===================  ==================

                                      For the Six Months Ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $         (506,990)          30,952,000  $           (0.02)
                                                        ==================  ===================  ==================

                                   For the Period May 30, 2001 to June 30, 2001
Basic Loss per Share
Loss to common shareholders                             $          (62,436)          27,000,000  $                -
                                                        ==================  ===================  ==================

         As of June 30, 2002, there are no common stock equivalents.

NOTE 2 - INCOME TAXES

     As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $675,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)

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

NOTE 4 - COMMITMENTS

     As of June 30, 2002 all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

     The Company, as of the date of this report has terminated their office space for a research lab in New Mexico. During the first quarter of 2002, the Company decided to move its research to a new facility in Taiwan and China.

NOTE 5 - EMPLOYMENT CONTRACTS / ROYALTY AGREEMENT

     The Company, as of the date of this report, has terminated all royalty agreements and employment contracts with Paul Thomas, Daryl Conley, David Sanders and Otis H. Sanders. The royalty agreements provided for a royalty of 5% of the gross manufacturing cost of the product invented by such inventor. Payment of royalties was due on or before the 30th day after each calendar quarter for the previous quarter's manufacturing costs. No actual royalties were ever paid, however, the royalty agreements also provided for advances against future royalties.

     The  annual  salaries  and  royalty   advances  that  resulted  from  these
agreements for each of these individuals were as follows:

                                                                          Annual              Annual
                               Name                                      Salaries            Advances
------------------------------------------------------------------   -------------------------------------
Paul Thomas                                                          $           8,000  $           15,996
Daryl Conley                                                         $          14,000  $           27,996
David Sanders                                                        $           8,000  $           15,996
Otis H. Sanders                                                      $          20,000  $           39,966
                                                                     -------------------------------------

     Total                                                           $          50,000  $           99,954
                                                                     =================  ==================

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)

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

NOTE 7 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

     On August 15, 2001, the president of the Company gave the Company an unsecured line of credit for up to $350,000. The Line carries interest at Prime. As of June 30, 2002 the Company owes $59,415 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

NOTE 8- COMMON STOCK TRANSACTIONS

     On May 17, 2002, the president of the Company converted $250,000 of his note payable into 10,000,000 shares of common stock. Also on May 17, 2002, the Company issued an additional 5,200,000 shares for accrued salaries of $130,000. These transactions were valued at approximately $0.025 per share, the fair market value of shares on the date of issuance.

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

     For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by Todd Crosland, president, director and principal stockholder of the Company, under a $350,000 loan agreement. As of June 30, 2002, the Company owes $59,415 on this note. Until the Company is able to generate revenues or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     At June 30, 2002, the Company had total assets of $56,876, consisting of cash, prepaid expenses and technology. The technology was acquired by the Company as part of a plan of reorganization with Scientific Energy, Inc., a Utah Corporation ("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific. The technology is the sole asset of Scientific. Total liabilities at June 30, 2002, were $102,166, consisting of accounts payable of $42,751 and note payable shareholder of $59,415.

Results of Operations

     For the three and six months ended June 30, 2002, general and administrative expenses were $39,723 and $191,213, respectively and research and development expenses were $3,573 and $13,116. General and administrative expenses are primarily for legal, accounting services and salaries.

     The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

Plan of Operation

     As of June 30, 2002, the president of the Company has agreed to loan to the Company up to $350,000. The loan is repayable on demand with interest at prime rate. As of June 30, 2002 the Company owes $59,415 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 12 months.

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

Net Operating Loss

     As of June 30, 2002, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $675,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 17, 2002, the president of the Company converted $250,000 of his note payable into 10,000,000 shares of common stock. Also on May 17, 2002, the Company issued an additional 5,200,000 shares for accrued salaries of $130,000. These transactions were valued at approximately $0.025 per share, the fair market value of shares on the date of issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

                  SEC
   Exhibit     Reference
   Number        Number                             Title of Document                               Location

------------- ------------ ------------------------------------------------------------------- -------------------

      Item 2.              Plan of Acquisition, Reorganization, Arrangement, Liquidation or
                           Succession

         2.01 2            Agreement and Plan of Reorganization among Quazon Corp.,            Incorporated by
                           Scientific Energy, Inc., and the stockholders of Scientific Energy, reference(1)
                           Inc. dated June 6, 2001


       Item 3 3            Articles of Incorporation and Bylaws

------------- ------------ ------------------------------------------------------------------- -------------------
         3.01 3            Amendment to Articles of Incorporation to change the name of the    Incorporated by
                           Company to Scientific Energy, Inc.                                  reference(2)

     Item 10.              Material Contracts

------------- ------------ ------------------------------------------------------------------- -------------------
        10.01 10           Royalty Agreement dated May 31, 2001, by and between Otis H.        Incorporated by
                           Sanders, David Sanders, Daryl Conley, Paul Thomas and Scientific    reference(2)
                           Energy, Inc.

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

     Item 99.
------------- ------------ ------------------------------------------------------------------- -------------------
         99.1 99           Certification Pursuant to 18 U.S.C. S 1350, As Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.
         99.2 99           Certification Pursuant to 18 U.S.C. S 1350, As Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the current report on Form 8-K, June 6, 2001.
(2)  Incorporated by reference from the Form 10-QSB, June 30, 2001.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SCIENTIFIC ENERGY, INC.


Date: August 12, 2002             By /S/ Todd B. Crosland
                                     -------------------------------------------
                                     Todd B. Crosland
                                     President and Chief Financial Officer
                                    (Principal Executive Officer)

Date: August 12, 2002             By /S/ Jana Meyer
                                     -------------------------------------------
                                     Jana Meyer
                                     Secretary/Treasurer and Director
                                    (Principal Financial and Accounting Officer)