Form 10QSB
period 2002-09-30
SCIENTIFIC ENERGY INC
filed 2002-11-14
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                 For the quarterly period ended:        September 30, 2002
                  ---------------------------------------------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from                   to
                                          -------------    -----------------

                 Commission file number             0-25853
                                         --------------------------------------

                             Scientific Energy, Inc.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Nevada                                          87-0570975
(State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

                  630 North 400 West, Salt Lake City, UT 84103
                    (Address of principal executive offices)

                                 (801) 359-2410
                            Issuer's telephone number


(Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2002 42,200,0000
                                                  ------------------------------

Transitional Small Business Disclosure Format (check one). Yes      ;  No   X
                                                               ----       -----

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Scientific Energy, Inc.
(A Development Stage Company)


     We have reviewed the accompanying consolidated balance sheet of Scientific Energy, Inc. as of September 30, 2002 and December 31, 2001, and the related consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 and statements of cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                             Respectfully submitted



                           /s/ Robison, Hill & Co.
                          Certified Public Accountants

Salt Lake City, Utah
November 12, 2002

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Unaudited)



                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                                      $                -   $              10
Prepaid Expenses                                                                              -              64,306
                                                                             ------------------  ------------------

     Total Current Assets                                                                     -              64,316
                                                                             ------------------  ------------------

Other Assets:
Intangibles                                                                              50,000             250,040
                                                                             ------------------  ------------------

     Total Assets                                                            $           50,000  $          314,356
                                                                             ==================  ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                                         43,243              31,692
Overdraft                                                                                    88                   -
Accrued Payroll Liabilities                                                                   -               4,085
Note Payable - Shareholder                                                               59,424             196,879
                                                                             ------------------  ------------------

     Total Liabilities                                                                  102,755             232,656
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
   Authorized 100,000,000 shares
   Issued 42,200,000 Shares at September 30, 2002 and
   27,000,000 Shares at December 31, 2001                                                42,200              27,000
Paid-In Capital                                                                         588,272             223,472
Deficit Accumulated During the
   Development Stage                                                                   (683,227)           (168,772)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (52,755)             81,700
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           50,000  $          314,356
                                                                             ==================  ==================






                 See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)




                                                                                                               Cumulative
                                                                                                                 since
                                                                                                                May 30,
                                                                                           For the Period         2001
                                                                         For the Nine       May 30,2001        Inception
                                      For the Three Months Ended         Months Ended            to                of
                                             September 30,               September 30,     September 30,      Development
                                        2002               2001              2002               2001             Stage
                                 ------------------ ------------------ ----------------- ------------------ ----------------
Revenues:                        $               -   $              -    $            -     $            -   $            -
                                 ------------------ ------------------ ----------------- ------------------ ----------------

Expenses:
Research & Development                            -             29,201            13,116             29,201           67,952
General & Administrative                      5,237             18,398           196,450             80,752          306,554
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Loss from Operations                    (5,237)           (47,599)         (209,566)          (109,953)        (374,506)

Other Income (Expense)
Interest, Net                                (2,228)            (1,119)           (9,138)            (1,201)         (12,970)
Write-down of Technology
    and Royalties                                 -                  -          (295,751)                 -         (295,751)
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Net Loss                    $           (7,465)$          (48,718)$        (514,455)$         (111,154)$       (683,227)
                                 ================== ================== ================= ================== ================

Basic & Diluted Loss
Per Share                        $                -  $               - $          (0.01) $                -
                                 ================== ================== ================= ==================













                 See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       since
                                                                               For the Period         May 30,
                                                            For the Nine        May 30, 2001            2001
                                                            Months Ended             to             Inception of
                                                            September 30,      September 30,        Development
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (514,455) $         (111,154) $         (683,227)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                              295,751                   -             295,751
Stock Issued for Expenses                                           130,000                   -             130,000

Change in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses                             (31,404)            (43,475)            (95,710)
Increase (Decrease) in Accounts Payable                              11,551              50,914              43,243
Increase (Decrease) in Bank Overdraft                                    88                   -                  88
Increase (Decrease) in Accrued Expenses                               1,074                 932               5,159
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                            (107,395)           (102,783)           (304,696)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash acquired in Merger                                                   -                 432                 432
Payment on Shareholder Loan                                          (1,400)                  -              (1,400)
Proceeds from Shareholder Loan                                      108,785             102,973             305,664
                                                          -----------------  ------------------  ------------------
  Net Cash Provided by Financing Activities                         107,385             103,405             304,696
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in Cash
       and Cash Equivalents                                             (10)                622                   -
Cash and Cash Equivalents at
       Beginning Period                                                  10                   -                   -
                                                          -----------------  ------------------  ------------------

  Cash and Cash Equivalents at End of Period              $               -  $              622  $                -
                                                          =================  ==================  ==================

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       since
                                                                               For the Period         May 30,
                                                            For the Nine        May 30, 2001            2001
                                                            Months Ended             to             Inception of
                                                            September 30,      September 30,        Development
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $           2,459   $              -    $            3,812
  Income taxes                                            $               -   $              -    $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

Common Stock Exchanged for Technology                     $         250,040  $              -    $          250,040
Note Payable Converted to Common Stock                    $         250,000  $              -    $          250,000






















                 See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

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

Interim Reporting

     The unaudited financial statements as of September 30, 2002, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern," in particular the determination by the Company to write-down some of their technology assets. The Company has incurred net losses of approximately $514,455 for the first three quarters of 2002, has a liquidity problem, and requires additional financing in order to finance its business activities and meet its obligations on an ongoing basis. The Company has attempted to pursue alternative financing with one entity, although no commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

     The Company was originally incorporated under the laws of the State of Nevada, under the name of Quazon Corp., Inc. Scientific Energy was originally incorporated under the laws of the State of Utah on May 30, 2000. As of September 30, 2002, the Company is in the development stage and has not begun planned principal operations.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                   For the Three Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $           (7,465)          42,200,000  $               -
                                                        ==================  ===================  ==================

                                   For the Three Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                             $          (48,718)          27,000,000  $               -
                                                        ==================  ===================  ==================

                                   For the Nine Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $         (514,455)          34,752,000  $           (0.01)
                                                        ==================  ===================  ==================

                                 For the Period May 30, 2001 to September 30, 2001
Basic Loss per Share
Loss to common shareholders                             $         (111,154)          26,580,000  $                -
                                                        ==================  ===================  ==================

         As of September 30, 2002, there are no common stock equivalents.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)

NOTE 2 - INCOME TAXES

     As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $683,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

     As of September 30, 2002 all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- INTANGIBLE ASSETS

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)

NOTE 6 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

     On August 15, 2001, the president of the Company gave the Company an unsecured line of credit for up to $350,000. The Line carries interest at Prime. As of September 30, 2002 the Company owes $59,424 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

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

     For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by Todd Crosland, president, director and principal stockholder of the Company, under a $350,000 loan agreement. As of September 30, 2002, the Company owes $59,424 on this note. Until the Company is able to generate revenues or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     At September 30, 2002, the Company had total assets of $50,000, consisting of technology. The technology was acquired by the Company as part of a plan of reorganization with Scientific Energy, Inc., a Utah Corporation ("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific. The technology is the sole asset of Scientific. Total liabilities at September 30, 2002, were $102,755, consisting of accounts payable of $43,243 and note payable to shareholder of $59,424.

Results of Operations

     For the three and nine months ended September 30, 2002, general and administrative expenses were $5,237 and 196,450, respectively and research and development expenses were $0 and $13,116. General and administrative expenses are primarily for legal, accounting services and salaries.

     The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

Plan of Operation

     As of September 30, 2002, the president of the Company has agreed to loan to the Company up to $350,000. The loan is repayable on demand with interest at prime rate. As of September 30, 2002 the Company owes $59,424 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 12 months.

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

Net Operating Loss

     As of September 30, 2002, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $683,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

      We cannot assure that our intellectual properties do not infring on the intellectual properties of others.

      We may not be able to prevent others from infringing on our intellectual properties.

      We may not be able to obtain required additional capital.

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

Item 3.  Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
         --------


                SEC
 Exhibit     Reference
 Number        Number    Title of Document                        Location
----------- ---------- -------------------------------------    ----------------
Item 2.                Plan of Acquisition, Reorganization,
                       Arrangement, Liquidation orSuccession

2.01             2     Agreement and Plan of Reorganization      Incorporated by
                       among Quazon Corp., Scientific Energy,    reference(1)
                       Inc., and the stockholders of Scientific
                       Energy,dated June 6, 2001

Item 3           3     Articles of Incorporation and Bylaws
----------- ---------- ---------------------------------------   ---------------
3.01             3      Amendment to Articles of Incorporation   Incorporated by
                        to change the name of the Company to     reference(2)
                        Scientific Energy, Inc.

Item 10.                Material Contracts
----------- ---------- --------------------------------------   ----------------
10.01           10     Royalty Agreement dated May 31, 2001,    Incorporated by
                       by and between Otis H. Sanders, David    reference(2)
                       Sanders, Daryl Conley, Paul Thomas and
                       ScientificEnergy, Inc.

10.02          10     Form of Employment Agreement dated         Incorporated by
                      May 31, 2001, by and between               reference(2)
                      Scientific Energy, Inc. and related
                      schedule of employeesand compensation

10.03          10     Loan Agreement dated as of June 15,        Incorporated by
                      2001, between Scientific Energy, Inc.      reference(2)
                      and Todd B. Crosland with related form
                      of Promissory     Note

Item 99.
---------- --------- ----------------------------------------   ----------------
99.1           99     Certification Pursuant to 18 U.S.C. sec.
                      1350, As Adopted Pursuant to Section 906
                      of the Sarbanes-Oxley Act of 2002.
99.2           99     Certification Pursuant to 18 U.S.C. sec.
                      1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the current report on Form 8-K, June 6, 2001.
(2) Incorporated by reference from the Form 10-QSB, June 30, 2001.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SCIENTIFIC ENERGY, INC.

Date: November 13, 2002           By: /S/ Todd B. Crosland
                                  -------------------------------------------
                                  Todd B. Crosland
                                  President and Chief Financial Officer
                                  (Principal Executive Officer)


Date:  November 13, 2002          By: /S/ Jana Meyer
                                  -------------------------------------------
                                  Jana Meyer
                                  Secretary/Treasuer and Director
                                  (Principal Financial and Accounting Officer)

I,       Todd B. Crosland, certify that:

1. I have reviewed this quarterly report on form 10-QSB of Scientific Energy, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

               A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

               C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /S/ Todd B. Crosland
-------------------------------------------
Todd B. Crosland
President and Chief Financial Officer
(Principal Executive Officer)


I,       Jana Meyer, certify that:

1. I have reviewed this quarterly report on form 10-QSB of Scientific Energy, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

               A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

               C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /S/ Jana Meyer

Jana Meyer
Secretary/Treasuer and Director
(Principal Financial and Accounting Officer)