Form 10KSB
period 2002-12-31
SCIENTIFIC ENERGY INC
filed 2003-03-31
CIK 1083036

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                       fiscal year ended DECEMBER 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. DURING THE FISCAL YEAR ENDED DECEMBER 31, 2002, ISSUER HAS NOT HAD ANY REVENUES.

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 24, 2003, the aggregate market value of all shares of voting stock held by non-affiliates was $876,030. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date. AS OF DECEMBER 31, 2002, ISSUER HAD 42,200,000 SHARES OF ISSUED AND OUTSTANDING COMMON STOCK, PAR VALUE $0.001.

Transitional Small Business Disclosure Format (check one): Yes   ; No X

                                TABLE OF CONTENTS


    Item                                      Description                                         Page


                  Special Note about Forward-Looking Information................................  4

                                                      Part I

     Item 1       Description of Business.......................................................  5
     Item 2       Description of Property.......................................................  17
     Item 3       Legal Proceedings.............................................................  17
     Item 4       Submission of Matters to a Vote of Security Holders...........................  17

                                                      Part II

     Item 5       Market for Common Equity and Related Stockholder Matters......................  17
     Item 6       Management's Discussion and Analysis or Plan of Operation.....................  19
     Item 7       Financial Statements..........................................................  22
     Item 8       Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.........................................  22

                                                     Part III

     Item 9       Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act...........................  22
     Item 10      Executive Compensation........................................................  24
     Item 11      Security Ownership of Certain Beneficial Owners and
                  Management....................................................................  24
     Item 12      Certain Relationships and Related Transactions................................  24
     Item 13      Exhibits and Reports on Form 8-K..............................................  25
     Item 14      Controls and Procedures                                                         26

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

         Neither we nor any other person assumes responsibility for the accurateness or the completeness of the forward looking statements. We are under no duty to update any of the forward- looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.





--------------------------------------------------------------------------------
         As used in this report, the terms "we," "us," "our," and "the Company" refer to Scientific Energy, Inc, a Nevada corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Scientific Energy, Inc. proposes to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. The intended end- users would utilize our proprietary technologies regarding energy generation and energy conservation in lieu of, or in addition to, mechanisms or technologies already in use.

FINANCIAL CONDITION AND ABILITY TO CONTINUE AS A GOING CONCERN

         We are a development stage company, have had no revenue from operations, and have no operations from which revenue will be generated in the near future. For fiscal year ended December 31, 2002, we incurred net losses of approximately $600,000. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2002, raises substantial doubt about our ability to continue as a going concern. See Consolidated Financial Statements.

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

         On September 11, 1990, the Company changed its name to Interactive Development Applications, Inc. and completed the reverse acquisition of several Belgium corporations. Pursuant to the acquisitions, the Company was to become engaged in the business of developing computer software designed for the landscaping business. However, the Company never engaged in such business and the Company had no business operations for several years. On May 1, 1997, the Company was involuntarily dissolved by administrative action by the State of Utah for failure to maintain a registered agent in the State. On September 4, 1997, acting in response to the Verified Application filed by a shareholder, the Third Judicial District Court of the State of Utah, entered an Order that an annual meeting of the Company's shareholders be held. The sole purpose of the meeting was to elect, from persons to be nominated at the meeting, three directors to serve until the next annual meeting of shareholders or until their successors are elected (or appointed) and qualified. The Order further provided that a quorum to conduct the meeting would be determined by those shares owned by the record registered owners of the Company's common stock as shown on its then- current stockholder list and which shares were present in person or by proxy at the meeting. A majority of the issued and outstanding shares represented at the meeting held on October 21, 1997 were voted to elect the then directors of the Company. The Court issued an Order Confirming Election of Directors on October 22, 1997. Also on October 21, 1997, the Company's Board of Directors unanimously resolved to (i) appoint executive officers, to serve until their successors are elected and qualified or until their prior resignation or termination; (ii) authorize the execution of all documents necessary to reinstate the Company in the State of Utah; (iii) authorize the officers to open and maintain a bank account in the Company's name; (iv) change the principal mailing address of the Company; (v) issue 23,000,000 shares of common stock (pre-split) to Wasatch Consulting Group, for services rendered; and (vi) abandon the Company's wholly owned foreign subsidiaries, New Ham International, N.V., Group 92 S.A., and Waretech S.A. The 23,000,000 shares were issued on October 21, 1997 for services, expenses and court costs connected with the reinstatement of the Company. However, on November 11,1997, the 23,000,000 shares were returned to the Company and canceled and the transaction was reversed, retroactively.

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

         As of December 31, 2002, the Company remains in the development stage, has no products currently for sale, and has not begun planned principal operations. On June 6, 2001, Scientific Energy, Inc, a Corporation organized under the laws of the State of Utah on May 30, 2001, and Quazon, Corp., the Company, entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc.-UT acquired 20,000,000 shares of the Company's shares in exchange for 100% of the issued and outstanding shares of Scientific Energy-UT. Then shareholders of Scientific Energy-UT and associates of the shareholders subsequently purchased, in a concurrent transaction, an approximate additional 3,000,000 shares of the issued and outstanding common stock of the Company, from the then existing Company stockholders.

         Previous to its reorganization with the Company, Scientific Energy, Inc.-UT purchased various intellectual property assets in various forms and stages of development from a group of individuals, Otis H. Sanders, Daryl Conley, David Sanders, Paul Thomas, and their company, American Eagle Research. Scientific Energy purchased any and all inventions, any United States disclosure documents, patent applications and patents created or owned by the aforementioned group of individuals and their company.

The technology acquired encompassed, but was not limited to, the intellectual property related to the following:

1.       Electroluminescence Power Cell (for Lap-Top Computer)
2.       Solenoid Pump
3.       Solar Powered Fishing Tackle Box
4.       Flasher Beacon
5.       Electroluminescence Power Cell (for Portable T.V.)
6.       Rapid-Hot Water Heater (120 volt)
7.       Rapid-Hot Water Heater (12 volt)
8.       Hydraulic Solenoid Solar-Powered Pump
9.       Solar Powered Camping Lights
10.      Solar Powered Survival Lantern With ELT
11.      Solar Powered Lantern With Flashing Strobe
12.      Solar Powered Barricade Light
13.      Turbine Generator
14.      Hydrogen Powered Generator System
15.      Speedy Sputter with Solenoid Drive
16.      Solenoid Pump for Diesel Motors
17.      Flexible Socket Extension
18.      Spring Loaded Magnetic Socket-wrench

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

           During 2002, the Company terminated its royalty and employment agreements with the aforementioned individuals and has ceased all research and development efforts regarding this technology.

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

PROPOSED BUSINESS

         As discussed above, the Company has acquired technology and intellectual property assets pursuant to the reorganization with Scientific Energy, Inc.-UT. The Company does not currently have the resources to realize the potential of all of its intellectual property and thus is focusing its efforts on two broad technological fields. The Company believes that its technology regarding electricity generation devices and energy efficient mechanisms may be the most economically viable if fully researched and developed. However, there is no current plan to research, develop or utilize any of the other types of technology, other than the two fields mentioned above, acquired in the Reorganization. The Company may, at a later date, pursue the research and development process with other of its technologies. At some point in time, the Company may also attempt to sell or license any or all of its technologies. During 2002, the Company has terminated its research to develop the small electricity generation devices and energy efficient mechanisms.

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

         We have a history of significant losses. We are a development stage company and have no current marketable products or method to generate revenue. If we do not achieve any revenues from the creation and sale of a workable and commercially viable product, our financial condition could deteriorate, our ability to continue as a going concern will be put into question and our stock price could suffer. We may continue to incur losses for the foreseeable future, as we have not yet developed any third party verified prototype technology or commercially viable technology. The fact that we do not have a current marketable product will likely effect our ability to raise capital and in turn effect our ability to create a workable, marketable product.

BUSINESS STRATEGY

         The Company has not begun any marketing or advertising efforts to date, nor will the Company incur the costs of marketing or advertising until a workable product has been produced. If the Company is able to create a workable product the Company will focus its marketing efforts on the then currently available market opportunities.

         We intend to focus on building workable prototypes that can be tested and verified by independent third parties in two of the general fields in which we own technology. The energy conservation mechanism (the energy efficient pump field) and the energy generation, long-life battery field are the two areas in which we intend to expend our greatest resources and efforts. We believe that existing consumer applications requiring portable energy sources provide sufficient potential demand for our envisioned products to justify the significant research and development expenditure. We envision our initial target market for the energy generation technologies will be the energy cell requirements of portable laptop computers. The energy conservation mechanism technologies will be marketed towards products and mechanisms that employ pumps, such as oil pumps, water pumps and compressors.

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

RESEARCH AND DEVELOPMENT

         The Company has committed the vast majority of its current efforts and resources to the research and development effort regarding the Company's technologies. Currently, the Company has abandoned all research and development activities.

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

         We will need additional funds in order to continue. As of December 31, 2002 we had an approximate net loss of $601,000 or $0.02 per share. We have no revenues from any source and are completely dependent on the receipt of funds from external sources to be able to continue. Currently, our recurring expenses are approximately $175,000 plus general and administrative expenses, for an approximate total of $200,000 per annum.

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

         If we are unable to protect our intellectual property, we may lose a valuable asset or incur costly litigation to protect our rights. Our success will depend, in part, upon our intellectual property rights. We obtained rights to such intellectual property pursuant to our reorganization between Scientific Energy, Inc.-UT and the Company. To date, the Company has not been granted and does not hold any patents on technology on which we intend to focus our development efforts. Patent applications were made for certain proprietary technologies and the initial disclosure documentation has been prepared for all of the acquired technology. Those disclosure documents have not all resulted in patent applications and to the best of our knowledge no patent applications have been approved during the fiscal year December 31,2002, we cannot assure that any patent will be granted, and we are unsure when such a determination will be made. We also will rely on unpatented trade secrets, confidentiality agreements and know-how to protect the various technologies. If the patent applications are denied or if we have insufficient resources, we will be forced to rely to a greater degree on trade secrets, confidentiality agreements and know-how and our ability to protect our intellectual property will be reduced to some degree.

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

GOVERNMENTAL APPROVALS, REGULATIONS AND ENVIRONMENTAL LAWS

         Government approvals and regulation
         The Company has not presently expended any resources or efforts to determine the existence of potentially required government approvals or regulations regarding our research and development efforts concerning our technologies. The technologies that may incorporate potentially hazardous materials or may subject those who research and develop our technologies to potentially dangerous conditions may require governmental approvals or be subject to government regulation. As of December 31, 2002 we have obtained no government approvals, such as permits or licenses regarding our research and development efforts. Our technologies are at various stages of the patent process, some are not patented at all and others may have full patent protection regarding their design or process. See, Part I. Item 1. Description of Business:
RISK FACTORS: We may not be able to defend our intellectual properties.

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

EMPLOYEES

         During 2002, the Company terminated its employment agreements and royalty agreements with all four of its research and development employees.

         The employees were the sole researchers and developers of our various technologies. We were dependent on their technical expertise and know-how. The four full time employees had all of the know-how and ability present at the Company for the research and development of the Company's technologies and without their efforts we will likely not be able to advance any of our technologies to a workable and marketable phase of development. The employees had unique knowledge as to the research and development efforts concerning the various technologies and may not have recorded their research and development efforts in a manner that would be useful to independent third parties.

ITEM 2.  DESCRIPTION OF PROPERTY
         As of December 31, 2002 all activities of the Company have been conducted by corporate officers from their personal business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         During the year ended December 31,2001, our common stock was traded in the Over-The- Counter ("OTC") market and quoted on the Electronic Bulletin Board (the "Bulletin Board"). The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of a relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.
         The following table presents the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board for each quarter during the year ended December 31, 2002. During the year, the Company actively conducted research and development in an attempt to create workable technologies from the newly acquired intellectual property assets. However, as of December 31, 2002 the Company had not begun its principal operations and remained a development stage company. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:


                       2001:                              HIGH              LOW
Period May 30, 2001 (Inception) to
June 30, 2001                                            $6.38            $1.35
Quarter ended September 30, 2001                         $5.25            $2.10
Quarter ended December 31, 2001                          $2.75            $1.55


                       2002:                              HIGH              LOW
Quarter Ended March 31, 2002                             1.75               .85
Quarter Ended June 30, 2002                               .42               .02
Quarter Ended September 30, 2002                          .07               .03
Quarter Ended December 31, 2002                           .02               .01


         We estimate that as of the date of this filing, we had 47 shareholders of record.

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

         We are a development stage company, have had no revenue from operations, and have no operations from which revenue will be generated in the near future. For the fiscal year ended December 31, 2002, we incurred net losses of approximately $601,000. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2002, raises substantial doubt about our ability to continue as a going concern. See Consolidated Financial Statements.

         As of December 31, 2002, the president of the Company has agreed to loan to the Company up to $350,000. The loan is repayable on demand with interest at prime rate. As of December 31, 2002 the Company has a balance due of $22,037 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 9 months.

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

RESULTS OF OPERATIONS

         There were no revenues from operations for the year ended December 31, 2002. The Company has sustained a net loss of approximately $601,000 for the year ended December 31, 2002, which was due to expenses incurred by the Company for lease payments on the research and development facility, salaries and royalty advances for the employees and general and administrative expense. Since May 30, 2001 the Company is a development stage company and had not begun principal operations.

         The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

         In the opinion of management, with the exception of the ability to borrow money, inflation has not and will not have a material effect on the operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The  Company   remains  in  the   development   stage  and,  since  the
reorganization   between  Scientific  Energy,   Inc.-UT  and  the  Company,  has
experienced some changes in liquidity, capital resources and stockholder's equity. The Company's balance sheet as of December 31, 2002 and 2001, reflects a current asset value of $0 and $64,316, respectively, and a total asset value of $50,000 and $314,356, respectively. Previous to the reorganization the Company had no assets and was completely inactive. Although we have not begun our principle operations we are conducting research and development activities that require substantial resources. Liquidity and other capital resources will be effected accordingly.

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

CAPITAL REQUIREMENTS

         As of December 31, 2002 we had a net loss of approximately $601,000 compared to that of $169,000 for December 31, 2001 and require approximately $200,000 per year to continue complete operations. The president and chief financial officer of the Company has extended a loan to us in the form of a credit line of up to $350,000. Interest is being charged on the credit line at the prime rate. We have already drawn more than half of the line and will need substantially more resources to create workable technologies. We will be required to seek out another loan with similar terms or attempt to raise capital through an equity financing.

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

         None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Please list any other directors or officers

Name                        Age                    Position
Todd B. Crosland            42                     President, CFO and Director
Jana Meyer                  52                     Secretary/Treasurer, Director
Mark Clawson                35                     Director

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

Todd Crosland and Mark Clawson are brothers-in-law.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Company believes that based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended December 31, 2002,and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, the following directors, officers, beneficial owners of more than 10% of any class of our equity securities, and any other persons known to be subject to Section 16 of the Exchange Act, have filed, the reports required by Section 16(a) of the Exchange Act.

         Todd Crosland, Jana Meyer and Mark Clawson have timely filed all of their required reports.

ITEM 10.  EXECUTIVE COMPENSATION

         As of December 31, 2002, the Company has issued $13,200,000 shares of common stock in exchange for services. At the time these shares were valued at $.025 and $.01. The Company's by- laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this Form 10-KSB, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 42,200,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

NAME AND ADDRESS
OF BENEFICIAL OWNERS/                     NATURE OF                     SHARES
DIRECTORS                                 OWNERSHIP                     OWNED             PERCENT
-----------------------------------------------------------------------------------------------------
Todd Crosland, President
630 North 400 West
Salt Lake City, Utah 84103                Common Stock                  21,309,410        50%

NAME AND ADDRESS
OF BENEFICIAL OWNERS/                     NATURE OF                     SHARES
DIRECTORS                                 OWNERSHIP                     OWNED             PERCENT
-----------------------------------------------------------------------------------------------------
Hans Roes
1115 Pearl # 5
La Jolla, CA 92037                        Common Stock                  4,564,705         11%

David Rumbold1
200 West Olive
Wyoming, IL 61491                         Common Stock                  6,564,705         16%

All Executive Officers
and Directors as a Group
(3 people)                                Common Stock                  24,679,410        58%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 15, 2001, the president of the Company granted the Company an unsecured line of credit for up to $350,000. Amounts borrowed accrue interest at the prime rate. As of December 31, 2002, the Company borrowed $22,037 against this line of credit which has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder".



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT          SEC
NUMBER        REFERENCE                            TITLE OF DOCUMENT                                LOCATION
                NUMBER

----------- -------------- ------------------------------------------------------------------ --------------------

Item 2.                    Plan of Acquisition, Reorganization, Arrangement,
                           Liquidation or Succession

------------------------------------------------------------------------------------------------------------------
2.01        2              Agreement and Plan of Reorganization among Quazon                  Incorporated by
                           Corp., Scientific Energy, Inc., and the stockholders of            reference(1)
                           Scientific Energy, Inc. dated June 6, 2001


Item 3      3              Articles of Incorporation and Bylaws

----------- -------------- ------------------------------------------------------------------ --------------------
3.01        3              Amendment to Articles of Incorporation to change the               Incorporated by
                           name of the Company to Scientific Energy, Inc.                     reference(2)


Item 10.                   Material Contracts

----------- -------------- ------------------------------------------------------------------ --------------------

--------
1 We are attributing all of shares belonging to Mr. Rumbold's family to him.

EXHIBIT          SEC
NUMBER        REFERENCE                            TITLE OF DOCUMENT                                LOCATION
                NUMBER

----------- -------------- ------------------------------------------------------------------ --------------------

10.01             10       Royalty Agreement dated May 31, 2001, by and between               Incorporated by
                           Otis H. Sanders, David Sanders, Daryl Conley, Paul                 reference(2)
                           Thomas and Scientific Energy, Inc.

10.02             10       Form of Employment Agreement dated May 31, 2001,                   Incorporated by
                           by and between Scientific Energy, Inc. and related                 reference(2)
                           schedule of employees and compensation
10.03             10       Loan Agreement dated as of June 15, 2001, between                  Incorporated by
                           Scientific Energy, Inc. and Todd B. Crosland with                  reference(2)
                           related form of Promissory Note

Item 99
----------- -------------- ------------------------------------------------------------------
99.1              99       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                           Pursuant to Section 906 of the  Sarbanes-Oxley Act of
                           2002.
99.2              99       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                           Pursuant to Section 906 of the  Sarbanes-Oxley Act of
                           2002.

(1) Incorporated by reference from the current report on Form 8-K, June 6, 2001.
(2) Incorporated by reference from the Form 10-QSB, June 30, 2001.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

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

                             SCIENTIFIC ENERGY, INC.


Date: March 31, 2003               By /S/ Todd B. Crosland
                                          Todd B. Crosland
                                          President and Chief Financial Officer
                                         (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date: March 31, 2003               By /S/ Jana Meyer
                                          Jana Meyer
                                          Secretary/Treasurer and Director
                                         (Principal Financial and
                                          Accounting Officer)

                                   By /S/ Mark Clawson
                                          Mark Clawson
                                          Director

I, Todd Crosland, certify that:

1. I have reviewed this annual report on form 10-KSB of Scientific Energy, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
By: /s/ Todd Crosland
Todd Crosland
President and Chief Financial Officer
(Principal Executive Officer)

I, Jana Meyer, certify that:

1. I have reviewed this annual report on form 10-KSB of Scientific Energy, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
By: /s/ Jana Meyer
Jana Meyer
Secretary/Treasurer and Director
(Principal Financial and Accounting Officer)

                             SCIENTIFIC ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Consolidated Balance Sheet
  December 31, 2002 and 2001...............................................................................F - 3

Consolidated  Statement of Operations  for the Year Ended  December 31, 2002 and
 the Period From May 30, 2001
 (Inception) to December 31, 2001..........................................................................F - 4

Consolidated Statement of Stockholders' Equity for the
  Period From May 30, 2001 (Inception) to December 31, 2002................................................F - 5

Consolidated Statement of Cash Flows for the
 Year Ended December 31, 2002 and the Period From May 30, 2001
 (Inception) to December 31, 2001..........................................................................F - 6

Notes to Consolidated Financial Statements.................................................................F - 8


                          INDEPENDENT AUDITOR'S REPORT



Scientific Energy, Inc.
(A Development Stage Company)


         We have audited the accompanying consolidated balance sheet of Scientific Energy, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statement of operations and cash flows for the year ended December 31, 2002 and the period from May 30, 2001
(Inception) to December 31, 2001, and the consolidated statement of stockholders' equity for the period May 30, 2001 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Energy, Inc. (a development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and the period May 30, 2001 (Inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted


                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 14, 2003

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                              December 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
ASSETS
Current Assets:
Cash & Cash Equivalents                                 $    --       $      10
Prepaid Expenses                                             --          64,306
                                                        ---------     ---------

     Total Current Assets                                    --          64,316
                                                        ---------     ---------

Other Assets:
Intangibles                                                50,000       250,040
                                                        ---------     ---------

     Total Assets                                       $  50,000     $ 314,356
                                                        =========     =========

LIABILITIES
Current Liabilities:
Accounts Payable                                        $  36,471     $  31,692
Overdraft                                                     212          --
Income Taxes Payable                                          100          --
Accrued Payroll Liabilities                                   455         4,085
Note Payable - Shareholder                                 22,037       196,879
                                                        ---------     ---------

     Total Liabilities                                     59,275       232,656
                                                        ---------     ---------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
   Authorized 100,000,000 shares
   Issued 42,200,000 and 27,000,000 Shares at
   December 31, 2002 and 2001                              42,200        27,000
Common Stock to be Issued                                  13,000          --
Paid-In Capital                                           705,272       223,472
Deficit Accumulated During the
   Development Stage                                     (769,747)     (168,772)
                                                        ---------     ---------

     Total Stockholders' Equity                            (9,275)       81,700
                                                        ---------     ---------

     Total Liabilities and Stockholders' Equity         $  50,000     $ 314,356
                                                        =========     =========


   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                     Cumulative
                                                                       Since
                                                                       May 30,
                                         For the Year  For the Period    2001
                                            Ended         Ended     Inception of
                                         December 31,   December 31, Development
                                             2002          2001          Stage
                                           --------      --------      --------

Revenues:                                  $   --        $   --        $   --
                                           --------      --------      --------

Expenses:
Research & Development                       13,116        54,836        67,952
General & Administrative                    281,119       110,104       391,223
                                           --------      --------      --------

     Loss from Operations                  (294,235)     (164,940)     (459,175)

Other Income (Expense)
Interest, Net                               (10,890)       (3,832)      (14,722)
Write-down of Technology
    and Royalties                          (295,750)         --        (295,750)
                                           --------      --------      --------

     Net Loss Before Taxes                 (600,875)     (168,772)     (769,647)

     Income Tax Expense                         100          --             100
                                           --------      --------      --------

     Net Loss                              (600,975)     (168,772)     (769,747)
                                           ========      ========      ========

Basic & Diluted Loss Per Share             $  (0.02)     $  (0.01)
                                           ========      ========








   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2002

                                                                                                Deficit
                                                                                              Accumulated
                                                                                                Since
                                                                                              May 30,2001
                                                                    Common                    Inception of
                                              Common Stock          Stock to        Paid-In    Development
                                          Shares      Par Value     be Issued       Capital      Stage
                                        -----------   ----------   ----------   ----------    ----------

Balance at May 30, 2001 (Inception)      $    --      $     --     $     --     $     --      $     --


May 30, 2001, Issued Common
  Stock for Technology                   20,000,000       20,000         --        230,040          --

June 6, 2001, Cancelled and Issued
  Shares of Common Stock in
  Connection with Merger with
  Quazon, Corp.                           7,000,000        7,000         --         (6,568)         --

Net Loss                                       --           --           --       (168,772)
                                        -----------   ----------   ----------   ----------    ----------

Balance at December 31, 2001             27,000,000       27,000         --        223,472      (168,772)

May 17, 2002, Issued Common Stock
   For Services                           5,200,000        5,200         --        124,800          --

May 17, 2002, Issued Common Stock
   For Conversion of Debt                10,000,000       10,000         --        240,000          --

December 11, 2002 Common Stock
   to be Issued for Services              8,000,000         --          8,000       72,000          --

December 11, 2002 Common Stock
   to be Issued for Conversion of Debt    5,000,000         --          5,000       45,000          --

Net Loss                                       --           --           --           --        (600,975)
                                        -----------   ----------   ----------   ----------    ----------

Balance at December 31, 2002             55,200,000   $   42,200   $   13,000   $  705,272    $ (769,747)
                                        ===========   ==========   ==========   ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Cumulative
                                                                         since
                                                                         May 30,
                                             For the Year For the Period  2001
                                               Ended        Ended      Inception of
                                             December 31, December 31,  Development
                                                2002         2001         Stage
                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                      $(600,975)   $(168,772)   $(769,747)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties          295,751         --        295,751
Stock Issued for Expenses                       210,000         --        210,000

Change in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses         (31,445)     (64,306)     (95,751)
Increase (Decrease) in Accounts Payable           4,779       31,692       36,471
Increase (Decrease) in Income Tax Payable           100         --            100
Increase (Decrease) in Bank Overdraft               212         --            212
Increase (Decrease) in Accrued Expenses           3,630        4,085        7,715
                                                                        ---------
  Net Cash Used in operating activities        (117,948)    (197,301)    (315,249)
                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities          --           --           --
                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired in Merger                            --            432          432
Payment on Shareholder Loan                      (1,600)        --         (1,600)
Note Payable Shareholder                        119,538      196,879      316,417
                                              ---------    ---------    ---------
  Net Cash Provided by Financing Activities     117,938      197,311      315,249
                                              ---------    ---------    ---------

Net (Decrease) Increase in
  Cash and Cash Equivalents                         (10)          10         --
Cash and Cash Equivalents
  at Beginning of Period                             10         --           --
                                              ---------    ---------    ---------
Cash and Cash Equivalents
  at End of Period                            $    --      $      10    $    --
                                              =========    =========    =========

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Cumulative
                                                                         since
                                                                         May 30,
                                             For the Year For the Period  2001
                                               Ended        Ended      Inception of
                                             December 31, December 31,  Development
                                                2002         2001         Stage
                                              ---------    ---------    ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                    $   5,729    $     891    $   6,620
  Income taxes                                $     100         --      $     100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

Common Stock Exchanged for Technology         $     --     $  250,040   $ 250,040
Note Payable Converted to Common Stock        $ 300,000    $     --     $ 300,000


















   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2002

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $770,000 for the period from May 30, 2001 (inception) to December 31, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was originally incorporated under the laws of the State of Utah on May 30, 2001, under the name of Scientific Energy, Inc. As of December 31, 2002, the Company is in the development stage and has not begun planned principal operations.

Acquisition of Subsidiary
                           .........
         On June 6, 2001, Scientific Energy, Inc and Quazon, Corp (A Nevada Corporation) entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc. acquired 20,000,000 shares of Quazon's shares in exchange for 100% of the issued and outstanding shares of Scientific Energy.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2002
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                       For the Year Ending December 31, 2002

BASIC LOSS PER SHARE
Loss to common shareholders                             $(600,975)          37,074,228           $           (0.02)
                                                        =================== ==================== ===================

                         For the Period From May 30, 2001 (inception) to December 31, 2001

BASIC LOSS PER SHARE
Loss to common shareholders                             $(168,772)          26,720,000           $           (0.01)
                                                        =================== ==================== ===================

         As  of  December  31,  2002  and  2001,   there  are  no  common  stock
equivalents.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2002
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $770,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4- INTANGIBLE ASSETS

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2002
                                   (Continued)

NOTE 5 - COMMITMENTS

         As of December 31, 2002 all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

         On August 15, 2001, the president of the Company has given the Company an unsecured line of credit for up to $350,000. The Line carries interest at Prime. As of December 31, 2002 and 2001 the Company owes $22,037 and $196,879 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

NOTE 7- COMMON STOCK TRANSACTIONS

         On May 17, 2002, the president of the Company converted $250,000 of his note payable into 10,000,000 shares of common stock. Also on May 17, 2002, the Company issued an additional 5,200,000 shares for accrued salaries of $130,000. These transactions were valued at approximately $0.025 per share, the fair market value of shares on the date of issuance.

         On December 11, 2002, the president of the Company converted $50,000 of his note payable into 5,000,000 shares of common stock. Also on December 11, 2002, the Company issued an additional 8,000,000 shares for accrued salaries of 80,000. These transactions were valued at approximately $0.01 per share, the fair market value of the shares at the date the agreements were made. As of December 31, 2002, these shares have not been issued.