Form 10QSB
period 2003-03-31
SCIENTIFIC ENERGY INC
filed 2003-05-14
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2003

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
                 For the transition period from               to

                         Commission file number 0-25853

                             SCIENTIFIC ENERGY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

        NEVADA                                                  87-0570975
(STATE OR OTHER JURISDICTION OF
INCORPORATION OR ORGANIZATION)                 (IRS EMPLOYER IDENTIFICATION NO.)


                  630 NORTH 400 WEST, SALT LAKE CITY, UT 84103
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (801) 359-2410
                            ISSUER'S TELEPHONE NUMBER


 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2003 55,200,000

         Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANT'S REPORT


Scientific Energy, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Scientific Energy, Inc. as of March 31, 2003, and the related statement of operations for the three months ended March 31, 2003 and 2002 and the statement of cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Scientific Energy, Inc. as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated March 14, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of March 31, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at March 31, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted



                                                    /s/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 8, 2003

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                 March 31,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                                      $                -  $                -
Prepaid Expenses                                                                              5                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                                     5                   -
                                                                             ------------------  ------------------

Other Assets:
Intangibles                                                                              50,000              50,000
                                                                             ------------------  ------------------

     Total Assets                                                            $           50,005  $           50,000
                                                                             ==================  ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                             $           33,563  $           36,471
Overdraft                                                                                20,127                 212
Income Taxes Payable                                                                        100                 100
Accrued Payroll Liabilities                                                                   -                 455
Note Payable - Shareholder                                                                8,568              22,037
                                                                             ------------------  ------------------

     Total Liabilities                                                                   62,358              59,275
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
   Authorized 100,000,000 shares
   Issued 55,200,000 and 42,200,000 Shares at
   March 31, 2003 and December 31, 2002                                                  55,200              42,200
Common Stock to be Issued                                                                     -              13,000
Paid-In Capital                                                                         705,272             705,272
Deficit Accumulated During the
   Development Stage                                                                   (772,825)           (769,747)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (12,353)             (9,275)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           50,005  $           50,000
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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                                                     Inception
                                                               For the Three Months Ended                of
                                                                        March 31,                   Development
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
Revenues:                                                 $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------

Expenses:
Research & Development                                                    -               9,543              67,952
General & Administrative                                              1,918             151,490             393,141
                                                          -----------------  ------------------  ------------------

     Loss from Operations                                            (1,918)           (161,033)           (461,093)

Other Income (Expense)
Interest, Net                                                        (1,160)             (3,993)            (15,882)
Write-down of Technology
    and Royalties                                                         -            (285,877)           (295,750)
                                                          -----------------  ------------------  ------------------

     Net Loss Before Taxes                                           (3,078)          (450,903)           (772,725)

     Income Tax Expense                                                   -                   -                 100
                                                          -----------------  ------------------  ------------------

     Net Loss                                             $          (3,078) $        (450,903)            (772,825)
                                                          =================  =================   ==================

Basic & Diluted Loss
Per Share                                                 $               -  $            (0.02)
                                                          =================  ==================





                 See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                               For the Three Months Ended           Inception of
                                                                        March 31,                   Development
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (3,078) $         (450,903) $         (772,825)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                                    -             285,877             295,751
Stock Issued for Expenses                                                 -                   -             210,000

Change in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses                                  (5)            (21,531)            (95,756)
Increase (Decrease) in Accounts Payable                              (2,908)                (48)             33,563
Increase (Decrease) in Income Tax Payable                                 -                   -                 100
Increase (Decrease) in Bank Overdraft                                19,915               5,367              20,127
Increase (Decrease) in Accrued Expenses                                (362)            127,122               7,353
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                              13,562             (54,116)           (301,687)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash acquired in Merger                                                   -                   -                 432
Payment on Shareholder Loan                                         (33,000)                  -             (34,600)
Proceeds from Shareholder Loan                                       19,438              54,106             335,855
                                                          -----------------  ------------------  ------------------
  Net Cash Provided by Financing Activities                         (13,562)             54,106             301,687
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in Cash
       and Cash Equivalents                                               -                 (10)                  -
Cash and Cash Equivalents at
       Beginning Period                                                   -                  10                   -
                                                          -----------------  ------------------  ------------------

  Cash and Cash Equivalents at End of Period              $               -  $                -  $                -
                                                          =================  ==================  ==================

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                               For the Three Months Ended           Inception of
                                                                        March 31,                   Development
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $           1,085  $                -  $            6,620
  Income taxes                                            $               -  $                -  $              100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

Common Stock Exchanged for Technology                     $               -  $                -  $          250,040
Note Payable Converted to Common Stock                    $               -  $                -  $          300,000




















                 See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

Interim Reporting

         The unaudited financial statements as of March 31, 2003, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern," in particular the determination by the Company to write-down some of their technology assets. The Company has incurred net losses of approximately $773,000 for the period from May 30, 2001 (inception) to March 31, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities and meet its obligations on an ongoing basis. The Company has attempted to pursue alternative financing with one entity, although no commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was originally incorporated under the laws of the State of Nevada, under the name of Quazon Corp., Inc. Scientific Energy was originally incorporated under the laws of the State of Utah on May 30, 2000. As of March 31, 2003, the Company is in the development stage and has not begun planned principal operations.

Acquisition of Subsidiary

         On June 6, 2001, Scientific Energy, Inc. (A Utah Corporation) and Quazon, Corp. (A Nevada Corporation) entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc. acquired 20,000,000 shares of Quazon's shares in exchange for 100% of the issued and outstanding shares of Scientific Energy.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                     For the Three Months Ended March 31, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (3,078)          55,200,000  $                -
                                                        ==================  ===================  ==================

                                     For the Three Months Ended March 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $         (450,903)         27,000,000)  $            (0.02)
                                                        ==================  ===================  ==================

         As of March 31, 2003 and 2002, there are no common stock equivalents.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of March 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $773,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of March 31, 2003 all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)

NOTE 6 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

         On August 15, 2001, the president of the Company gave the Company an unsecured line of credit for up to $350,000. The Line carries interest at Prime. As of March 31, 2003 and December 31, 2002 the Company owes $8,568 and $22,037, respectively, against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

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

         For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by Todd Crosland, president, director and principal stockholder of the Company, under a $350,000 loan agreement. As of March 31, 2003, the Company owes $8,568 on this note. Until the Company is able to generate revenues or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         At March 31, 2003, the Company had total assets of $50,005, consisting of technology. The technology was acquired by the Company as part of a plan of reorganization with Scientific Energy, Inc., a Utah Corporation ("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific. The technology is the sole asset of Scientific. Total liabilities at March 31, 2003, were $62,358, consisting of accounts payable of $33,563, note payable to shareholder of $8,568 and a bank overdraft of $20,127.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2003, general and administrative expenses were $3,078 and research and development expenses were $0. General and administrative expenses are primarily for legal, accounting services and salaries.

         The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

PLAN OF OPERATION

         As of March 31, 2003, the president of the Company has agreed to loan to the Company up to $350,000. The loan is repayable on demand with interest at prime rate. As of March 31, 2003, the Company owes $8,568 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 12 months.

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

NET OPERATING LOSS

         As of March 31, 2003, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $773,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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


      Item 3.              Articles of Incorporation and Bylaws

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

                  SEC
   EXHIBIT     REFERENCE
   NUMBER        NUMBER                             TITLE OF DOCUMENT                               LOCATION

------------- ------------ ------------------------------------------------------------------- -------------------
     Item 10.              Material Contracts

------------- ------------ ------------------------------------------------------------------- -------------------
        10.01 10           Royalty Agreement dated May 31, 2001, by and between Otis H.        Incorporated by
                           Sanders, David Sanders, Daryl Conley, Paul Thomas and Scientific    reference(2)
                           Energy, Inc.

        10.02 10           Form of Employment Agreement dated May 31, 2001, by and             Incorporated by
                           between Scientific Energy, Inc. and related schedule of employees   reference(2)
                           and compensation
        10.03 10           Loan Agreement dated as of June 15, 2001, between                   Incorporated by
                           Scientific Energy, Inc. and Todd B. Crosland with related           reference(2)
                           form of Promissory Note

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

(1) Incorporated by reference from the current report on Form 8-K, June 6, 2001.
(2) Incorporated by reference from the Form 10-QSB, June 30, 2001.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SCIENTIFIC ENERGY, INC.

Date: May 14, 2003                 By: /S/ Todd B. Crosland
                                           Todd B. Crosland
                                           President and Chief Financial Officer
                                           (Principal Executive Officer)


Date: May 14, 2003                 By: /S/ Jana Meyer
                                           Jana Meyer
                                           Secretary/Treasuer and Director
                                           (Principal Financial and Accounting
                                           Officer)

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

Date: May 14, 2003

By: /S/ Todd B. Crosland
Todd B. Crosland
President and Chief Financial Officer
(Principal Executive Officer)

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

Date: May 14, 2003

By: /S/ Jana Meyer
Jana Meyer
Secretary/Treasuer and Director
(Principal Financial and Accounting Officer)

                                  EXHIBIT 99.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Scientific Energy, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd B. Crosland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 By: /S/ Todd B. Crosland
Todd B. Crosland
President and Chief Financial Officer
(Principal Executive Officer)
May 14, 2003

                                  EXHIBIT 99.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Scientific Energy, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jana Meyer, Secretary/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 By: /S/ Jana Meyer
Jana Meyer
Secretary/Treasuer and Director
(Principal Financial and Accounting Officer)
May 14, 2003