Form 10QSB
period 2003-06-30
SCIENTIFIC ENERGY INC
filed 2003-08-12
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                           For the quarterly period ended:    June 30, 2003
                                                          ----------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                           For the transition period from          to
                                                          ---------  -----------

                           Commission file number              0-25853
                                                   -----------------------------

                             Scientific Energy, Inc.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        87-0570975
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2003 55,200,000


     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


Scientific Energy, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Scientific Energy, Inc. as of June 30, 2003, and the related statement of operations for the three and six months ended June 30, 2003 and 2002 and the statement of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of June 30, 2003, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Respectfully submitted

                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 6, 2003

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                                      $               29  $                -
Prepaid Expenses                                                                              5                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                                    34                   -
                                                                             ------------------  ------------------

Other Assets:
Intangibles                                                                              50,000              50,000
                                                                             ------------------  ------------------

     Total Assets                                                            $           50,034  $           50,000
                                                                             ==================  ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                             $           35,404  $           36,471
Overdraft                                                                                     -                 212
Income Taxes Payable                                                                          -                 100
Accrued Payroll Liabilities                                                                 455                 455
Note Payable - Shareholder                                                               32,838              22,037
                                                                             ------------------  ------------------

     Total Liabilities                                                                   68,697              59,275
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
   Authorized 100,000,000 shares
   Issued 55,200,000 and 42,200,000 Shares at
   June 30, 2003 and December 31, 2002                                                   55,200              42,200
Common Stock to be Issued                                                                     -              13,000
Paid-In Capital                                                                         705,272             705,272
Deficit Accumulated During the
   Development Stage                                                                   (779,135)           (769,747)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (18,663)             (9,275)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           50,034  $           50,000
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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                                 since
                                                                                                                May 30,
                                                                                                                  2001
                                                                                                               Inception
                                      For the Three Months Ended             For the Six Months Ended              of
                                               June 30,                              June 30,                 Development
                                        2003               2002              2003               2002             Stage
                                 ------------------ ------------------ ----------------- ------------------ ----------------
Revenues:                        $                - $                - $               - $                - $              -
                                 ------------------ ------------------ ----------------- ------------------ ----------------

Expenses:
Research & Development                          138              3,573               138             13,116           68,090
General & Administrative                      4,202             39,723             6,120            191,213          397,343
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Loss from Operations                    (4,340)           (43,296)           (6,258)          (204,329)        (465,433)

Other Income (Expense)
Interest, Net                                (1,970)            (2,917)           (3,130)            (6,910)         (17,852)
Write-down of Technology
    and Royalties                                 -             (9,874)                -           (295,751)        (295,750)
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Net Loss Before Taxes                   (6,310)           (56,087)           (9,388)          (506,990)        (779,035)
     Income Tax Expense                           -                  -                 -                  -              100
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Net Loss                    $          (6,310) $         (56,087) $         (9,388) $        (506,990) $       (779,135)
                                 ================== ================== ================= ================== ================


Basic & Diluted Loss
Per Share                        $                - $                - $               - $            (0.02)
                                 ================== ================== ================= ==================

Weighted Average Shares                  55,200,000         34,904,000        55,200,000         30,952,000
                                 ================== ================== ================= ==================


                 See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                For the Six Months Ended            Inception of
                                                                        June 30,                    Development
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (9,388) $         (506,990) $         (779,135)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                                    -             295,751             295,751
Stock Issued for Expenses                                                 -             130,000             210,000
Change in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses                                  (5)            (32,437)            (95,756)
Increase (Decrease) in Accounts Payable                              (1,067)             11,059              35,404
Increase (Decrease) in Income Tax Payable                              (100)                  -                   -
Increase (Decrease) in Bank Overdraft                                  (212)                  -                   -
Increase (Decrease) in Accrued Expenses                                   -              (4,085)              7,715
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                             (10,772)           (106,702)           (326,021)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash acquired in Merger                                                   -                   -                 432
Payment on Shareholder Loan                                         (33,000)                  -             (34,600)
Proceeds from Shareholder Loan                                       43,801             112,536             360,218
                                                          -----------------  ------------------  ------------------
  Net Cash Provided by Financing Activities                          10,801             112,536             326,050
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in Cash
       and Cash Equivalents                                              29               5,834                  29
Cash and Cash Equivalents at
       Beginning Period                                                   -                  10                   -
                                                          -----------------  ------------------  ------------------

  Cash and Cash Equivalents at End of Period              $              29  $            5,844  $               29
                                                          =================  ==================  ==================

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                For the Six Months Ended            Inception of
                                                                        June 30,                    Development
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $           1,085  $            2,459  $            6,620
  Income taxes                                            $               -  $                -  $              100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING

ACTIVITIES: None

Common Stock Exchanged for Technology                     $               -  $                -  $          250,040
Note Payable Converted to Common Stock                    $               -  $                -  $          300,000





















                 See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

Interim Reporting

         The unaudited financial statements as of June 30, 2003, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern," in particular the determination by the Company to write-down some of their technology assets. The Company has incurred net losses of approximately $779,000 for the period from May 30, 2001 (inception) to June 30, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities and meet its obligations on an ongoing basis. The Company has attempted to pursue alternative financing with one entity, although no commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was originally incorporated under the laws of the State of Nevada, under the name of Quazon Corp., Inc. Scientific Energy was originally incorporated under the laws of the State of Utah on May 30, 2000. As of June 30, 2003, the Company is in the development stage and has not begun planned principal operations.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2003 and 2002.

NOTE 2 - INCOME TAXES

         As of June 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $779,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

NOTE 4 - COMMITMENTS

         As of June 30, 2003, all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 6 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

         On August 15, 2001, the president of the Company gave the Company an unsecured line of credit for up to $350,000. The Line carries interest at Prime. As of June 30, 2003 and December 31, 2002 the Company owes $32,838 and $22,037, respectively, against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

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

         For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by Todd Crosland, president, director and principal stockholder of the Company, under a $350,000 loan agreement. As of June 30, 2003, the Company owes $32,838 on this note. Until the Company is able to generate revenues or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         At June 30, 2003, the Company had total assets of $50,034, consisting of mainly of technology. The technology was acquired by the Company as part of a plan of reorganization with Scientific Energy, Inc., a Utah Corporation ("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific. The technology is the sole asset of Scientific. Total liabilities at June 30, 2003, were $68,697, consisting mainly of accounts payable of $35,404, note payable to shareholder of $32,838 .

Results of Operations

         For the three and six months ended June 30, 2003, general and administrative expenses were $4,202 and $6,120 and research and development expenses were $138. General and administrative expenses are primarily for legal, accounting services and salaries.

         The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

Plan of Operation

         As of June 30, 2003, the president of the Company has agreed to loan to the Company up to $350,000. The loan is repayable on demand with interest at prime rate. As of June 30, 2003, the Company owes $32,838 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 12 months.

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

Net Operating Loss

         As of June 30, 2003, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $779,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

     Item 31.
------------- ------------ ------------------------------------------------------------------- -------------------
         31.1 31           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
                           2002

         31.2 31           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
                           2002

     Item 32.

------------- ------------ ------------------------------------------------------------------- -------------------
         32.1 32           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
                           2002.

         32.2 32           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
                           2002.

(1) Incorporated by reference from the current report on Form 8-K, June 6, 2001.
(2) Incorporated by reference from the Form 10-QSB, June 30, 2001.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SCIENTIFIC ENERGY, INC.

Date: August 7, 2003                By: /S/ Todd B. Crosland
                                    -------------------------------------------
                                    Todd B. Crosland

                                    President and Chief Financial Officer
                                    (Principal Executive Officer)

Date: August 7, 2003                By: /S/ Jana Meyer
                                    -------------------------------------------
                                    Jana Meyer

                                    Secretary/Treasuer and Director
                                    (Principal Financial and Accounting Officer)