Form 10QSB
period 2003-09-30
SCIENTIFIC ENERGY INC
filed 2003-10-24
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2003
            ---------------------------------------------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from                      to
                                        --------------------    ----------------

                         Commission file number 0-25853
            --------------------------------------------------------

                             Scientific Energy, Inc.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         87-0570975
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                  630 North 400 West, Salt Lake City, UT 84103
                    (Address of principal executive offices)

                                 (801) 359-2410
                            Issuer's telephone number


 (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 22, 2003 55,200,000
                                            ------------------------------------

     Transitional Small Business  Disclosure Format (check one). Yes ; No X
                                                                 ----   ----

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Scientific Energy, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheet of Scientific Energy, Inc. as of September 30, 2003, and the related statement of operations for the three and nine months ended September 30, 2003 and 2002 and the statement of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of September 30, 2003, and for the three and nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully Submitted,



                                                    Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
October 22, 2003

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                               September 30,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                                      $                -  $                -
Prepaid Expenses                                                                              5                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                                     5                   -
                                                                             ------------------  ------------------

Other Assets:
Intangibles                                                                              50,000              50,000
                                                                             ------------------  ------------------

     Total Assets                                                            $           50,005  $           50,000
                                                                             ==================  ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                             $           40,792  $           36,471
Overdraft                                                                                    11                 212
Income Taxes Payable                                                                          -                 100
Accrued Payroll Liabilities                                                                 455                 455
Note Payable - Shareholder                                                               33,351              22,037
                                                                             ------------------  ------------------

     Total Liabilities                                                                   74,609              59,275
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
   Authorized 100,000,000 shares
   Issued 55,200,000 and 42,200,000 Shares at
   September 30, 2003 and December 31, 2002                                              55,200              42,200
Common Stock to be Issued                                                                     -              13,000
Paid-In Capital                                                                         705,272             705,272
Deficit Accumulated During the
   Development Stage                                                                   (785,076)           (769,747)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (24,604)             (9,275)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           50,005  $           50,000
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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                                 Since
                                                                                                              May 30, 2001
                                                                                                               Inception
                                      For the Three Months Ended            For the Nine Months Ended              of
                                             September 30,                        September 30,               Development
                                        2003               2002              2003               2002             Stage
                                 ------------------ ------------------ ----------------- ------------------ ----------------
Revenues:                        $                - $                - $               - $                - $              -
                                 ------------------ ------------------ ----------------- ------------------ ----------------

Expenses:
Research & Development                            -                  -               138             13,116           68,090
General & Administrative                      4,541              5,237            10,662            196,450          401,885
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Loss from Operations                    (4,541)            (5,237)          (10,800)          (209,566)        (469,975)

Other Income (Expense)
Interest, Net                                (1,399)            (2,228)           (4,529)            (9,138)         (19,251)
Write-down of Technology
    and Royalties                                 -                  -                 -           (295,750)        (295,750)
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Net Loss Before Taxes                   (5,940)            (7,465)          (15,329)          (514,454)        (784,976)

     Income Tax Expense                           -                  -                 -                  -              100
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Net Loss                    $          (5,940) $          (7,465) $        (15,329) $        (514,454) $       (785,076)
                                 ================== ================== ================= ================== ================


Basic & Diluted Loss
Per Share                        $                - $                - $               - $            (0.01)
                                 ================== ================== ================= ==================

Weighted Average Shares                  55,200,000         42,200,000        55,200,000         34,752,000
                                 ================== ================== ================= ==================

                 See accompanying notes and accountants' report.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                For the Nine Months Ended           Inception of
                                                                      September 30,                 Development
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (15,329) $         (514,454) $         (785,076)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                                    -             295,750             295,750
Stock Issued for Expenses                                                 -             130,000             210,000

Change in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses                                  (5)            (31,404)            (95,755)
Increase (Decrease) in Accounts Payable                               4,321              11,551              40,792
Increase (Decrease) in Income Tax Payable                              (100)                  -                   -
Increase (Decrease) in Bank Overdraft                                  (201)                 88                  11
Increase (Decrease) in Accrued Expenses                                   -               1,074                 495
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                             (11,314)           (107,395)           (333,783)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash acquired in Merger                                                   -                   -                 432
Payment on Shareholder Loan                                         (32,267)             (1,400)            (25,139)
Proceeds from Shareholder Loan                                       43,581             108,785             358,490
                                                          -----------------  ------------------  ------------------
  Net Cash Provided by Financing Activities                          11,314             107,385             333,783
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in Cash
       and Cash Equivalents                                               -                 (10)                  -
Cash and Cash Equivalents at
       Beginning Period                                                   -                  10                   -
                                                          -----------------  ------------------  ------------------

  Cash and Cash Equivalents at End of Period              $               -  $                -  $                -
                                                          =================  ==================  ==================

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                For the Nine Months Ended           Inception of
                                                                      September 30,                 Development
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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

Interim Reporting

         The unaudited financial statements as of September 30, 2003, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern," in particular the determination by the Company to write-down some of their technology assets. The Company has incurred net losses of approximately $785,000 for the period from May 30, 2001 (inception) to September 30, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities and meet its obligations on an ongoing basis. The Company has attempted to pursue alternative financing with one entity, although no commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was originally incorporated under the laws of the State of Nevada, under the name of Quazon Corp., Inc. Scientific Energy was originally incorporated under the laws of the State of Utah on May 30, 2000. As of September 30, 2003, the Company is in the development stage and has not begun planned principal operations.

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

Nature of Business

         The Company is currently looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. There can be no assurance that such an agreement will be reached and finalized on terms and conditions acceptable to the Company.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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


NOTE 2 - INCOME TAXES

         As of September 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $785,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)


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

NOTE 4 - COMMITMENTS

         As of September 30, 2003, all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 6 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

         On August 15, 2001, the president of the Company gave the Company an unsecured line of credit for up to $350,000. The Line carries interest at Prime. As of September 30, 2003 and December 31, 2002 the Company owes $33,351 and $22,037, respectively, against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

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

         For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by Todd Crosland, president, director and principal stockholder of the Company, under a $350,000 loan agreement. As of September 30, 2003, the Company owes $33,351 on this note. Until the Company is able to generate revenues or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         At September 30, 2003, the Company had total assets of $50,005, consisting of mainly of technology. The technology was acquired by the Company as part of a plan of reorganization with Scientific Energy, Inc., a Utah
Corporation ("Scientific"). Pursuant to the agreement, the Company issued 20,000,000 shares in exchange for 100% of the issued and outstanding shares of Scientific. The technology is the sole asset of Scientific. Total liabilities at September 30, 2003, were $74,609, consisting mainly of accounts payable of $40,792, note payable to shareholder of $33,351 .

Results of Operations

         For the three and nine months ended September 30, 2003, general and administrative expenses were $4,541 and $10,662 and research and development expenses were $0 and $138. General and administrative expenses are primarily for legal, accounting services and salaries.

         The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

Plan of Operation

         As of September 30, 2003, the president of the Company has agreed to loan to the Company up to $350,000. The loan is repayable on demand with interest at prime rate. As of September 30, 2003, the Company owes $33,351 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The

Company estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 12 months.

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

Net Operating Loss

         As of September 30, 2003, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $785,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

(1) Incorporated by reference from the current report on Form 8-K, June 6, 2001.
(2) Incorporated by reference from the Form 10-QSB, June 30, 2001.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SCIENTIFIC ENERGY, INC.

Date: October 24, 2003                     By: /S/ Todd B. Crosland
                                           ------------------------------------
                                           Todd B. Crosland
                                           President and Chief Financial Officer
                                           (Principal Executive Officer)


Date: October 24, 2003                     By: /S/ Jana Meyer
                                           ------------------------------------
                                           Jana Meyer
                                           Secretary/Treasuer and Director
                                           (Principal Financial and Accounting
                                            Officer)