Form 10KSB
period 2003-12-31
ELECTRONIC GAME CARD INC
filed 2004-04-14
CIK 1083036

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                       fiscal year ended DECEMBER 31, 2003

                         Commission file number: 0-25853

                           ELECTRONIC GAME CARD, INC.

             (Exact name of registrant as specified in its charter)

            NEVADA                            87-0570975
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)


        19th Floor
        712 5th Ave
        New York, NY                                           10019
------------------------------------------           ---------------------------
  (Address of principal executive office)                    (Zip Code)


                                 (646) 723-8946
                             ----------------------
                           (Issuer's telephone number)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          Title of Each Class Name of each exchange on which registered
                                    NONE NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes |X|    No |_|.

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

DURING THE FISCAL YEAR ENDED DECEMBER 31, 2003, ISSUER HAD REVENUES OF $8,317

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

As of April 1, 2004, the aggregate market value of all shares of voting stock held by non-affiliates was $29,135,340. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date.

AS OF APRIL 1, 2004, ISSUER HAD 21,035,118 SHARES OF ISSUED AND OUTSTANDING COMMON STOCK, PAR VALUE $0.001.

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

As used in this report, the terms "we," "us," "our," and "the Company" refer to Electronic Game Card, Inc, a Nevada corporation.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Electronic Game Card, Inc., is a supplier of innovative gaming devices to the lottery and promotional industry worldwide. Our lead product is the EGC GameCard, a revolutionary credit card-sized pocket game combining interactive capability with "instant win" excitement.

FINANCIAL CONDITION AND ABILITY TO CONTINUE AS A GOING CONCERN

We are a development stage company, we had revenues of $8,317 from operations, and we expect to generate further revenues in the near future. For fiscal year ended December 31, 2003, we incurred net losses of $542,790.

Between December 11, 2003, and February 20, 2004, the Company sold an aggregate total of 6,833,750 shares of common stock. The Company issued a press release on February 23, 2004 announcing the closing of this private equity financing. All of these sales were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"). We sold all of these common stock shares for $1.00 per share. For every two common stock shares sold the purchaser of those shares received a warrant to purchase an additional common stock share at an exercise price of $1.00 each. Accordingly, 3,416,875 warrants in total were issued. In addition to selling those shares, we issued warrants to purchase up to 683,375 shares of our common stock to various investment advisors and consultants. These warrants are exercisable at the price of $1.25 per share.

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

The Company entered into a Share Exchange dated November 19, 2003 with Electronic Game Card, Inc. ("EGC"), a Delaware Corporation having a principal place of business in New York City, New York. The Company deemed that such exchange closed December 5, 2003 Under the terms of the agreement, the Company entered into a majority shareholder exchange agreement whereby it reverse split its existing and issued outstanding shares on a 100:1 reverse split basis to all shareholders of record. It then issued new reverse split shares, constituting approximately 92% of the issued and outstanding shares of the company, to the shareholders of a private Delaware corporation known as Electronic Game Card, Inc. The Electronic Game Card, Inc. shareholders, in turn, exchanged all of their issued and outstanding shares of Electronic Game Card to Scientific Energy, Inc. in order to become its fully owned operating subsidiary. The acquisition of Electronic Game Card Inc. was considered to be a reverse merger and Electronic Game Card, Inc. became the accounting acquirer.

On December 5, 2003 the Company changed its name to Electronic Game Card, Inc., with Electronic Game Card, Inc. Delaware changing its name to Electronic Game Card Marketing, Inc.

Between December 11, 2003, and February 20, 2004, the Company sold an aggregate total of 6,833,750 shares of common stock. The Company issued a press release on February 23, 2004 announcing the closing of this private equity financing. All of these sales were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"). We sold all of these common stock shares for $1.00 per share. For every two common stock shares sold the purchaser of those shares received a warrant to purchase an additional common stock share at an exercise price of $1.00 each. Accordingly, 3,416,875 warrants in total were issued. In addition to selling those shares, we issued warrants to purchase up to 683,375 shares of our common stock to various investment advisors and consultants. These warrants are exercisable at the price of $1.25 per share.

THE COMPANY

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a supplier of innovative gaming devices to the lottery and promotional industry worldwide. Our lead product is the EGC GameCard, a revolutionary credit card-sized pocket game combining interactive capability with "instant win" excitement.

The EGC GameCard was designed by us to be rich in functionality, customizable, extremely portable, and relatively inexpensive. Each EGC GameCard includes a microprocessor, LCD, and long life power source, as well as state of the art security features protecting both the consumer and the promoter. Our EGC GameCard weighs in at just under one half an ounce and is only 3mm thick.

We have identified two distinct markets for our GameCard product: the Lottery market and the Sales Promotion market.

LOTTERY MARKET

Lottery operators currently make use of paper scratch cards to give players an "instant" win or lose reward experience. This "instant" market currently attracts approximately $30 billion (22%) of the total worldwide lottery gaming market estimated at $140 billion. Over the last several years, scratch cards have become increasingly large and complex to accommodate consumer demand for multiple plays and multiple chances to win. Consumers currently pay as much as $30.00 per scratch card for this type of player experience.

We believe our EGC GameCard is the next evolution of the scratch card, offering multiple plays and multiple chances to win in a credit card-sized medium that is within the pricing parameters of state lottery operators. To access the lottery market in the most expeditious manner possible, we signed an exclusive distributorship in May 2003 with Scientific Games International, Inc., (NASDAQ:
SGMS), the largest printer and wholesaler of "instant" win scratch cards to the worldwide lottery market. Scientific Games supplies over 70% of the scratch card needs to the worldwide lottery market and, equally important, is intimately involved in bringing new innovative products to the state lotteries. The exclusivity conditions of the agreement are contingent upon Scientific Games hitting pre-determined volume levels of EGC GameCard product over the term of the agreement.

SALES PROMOTION MARKET

The sales promotion market consists broadly of "giveaways" by corporations for use in loyalty programs, incentive programs, advertising, promotions, marketing, competitions and the like. The market for promotional items is extremely large and is estimated at $100 billion worldwide. Newspapers, magazines and direct mail solicitations offer rewards, frequently using scratch cards, coupons and other forms of entry to engage consumers in promotional competitions. While our EGC GameCard can be applied to a broad range of potential promotional opportunities, we have focused our efforts initially on hotel promotions, casino promotions, newspaper promotions and direct mail solicitations. We have entered into a two year exclusive agreement with Clegg Industries, Inc., a direct mail promotions specialist in the United States, to utilize our EGC GameCard in direct mail campaigns in the United States. The exclusivity conditions of the agreement are contingent upon Clegg Industries hitting pre-determined volume levels of EGC GameCard product over the term of the agreement.

Each EGC GameCard is developed by us with direct input from our clients on the style and functionality of the card. The GameCard`s are produced in China through an exclusive manufacturing agreement with a large Chinese manufacturer. We hold international patents on our technology and have applied for patent protection in the United States.

The Company owns 100% of the share capital of Electronic Game Card, Ltd., a company incorporated under the laws of England, through its wholly owned U.S. subsidiary Electronic Game Card Marketing, Inc. (Delaware).

BUSINESS STRATEGY

During the first half of 2003 the Company was successful in establishing the mass production of the EGC GameCard. This necessitated the identification of manufacturing sources, quality control assessors and insurance agents. The Company is now in a position to begin the marketing of the EGC GameCard and has distribution agreements in place with Scientific Games International, Inc., for the exclusive, global distribution of EGC GameCard's in the lottery industry, and with Clegg Industries, Inc., for the exclusive distribution of the EGC GameCard in U.S. direct mail promotions. Both distribution agreements are contingent upon sales targets. We intend to establish additional distribution agreements in the future to supplement the planned growth of our own sales and marketing resources.

In January 2004 we opened a New York sales office to deal directly with specialist agencies in the sales promotion market in the United States. We also intend to open a similar office in Tokyo in the spring of 2004. The Company maintains its European headquarters at 32 Haymarket, London, SW1Y 4TP, United Kingdom. It is the Company's intention to staff each of these offices with sufficient sales and marketing personnel to address their respective markets. Staff will be responsible for liaising with the distributors of the EGC GameCard and ensuring that product is delivered to clients via the centralized production process.

We believe that we have the opportunity to become a leading business providing an innovative gaming, platform technology servicing the sales promotion and lottery markets in the next five years if we successfully execute our growth strategy.

We intend to sell our products through an internal sales team as well as through licensing agreements with certain third parties. Our internal sales team consists of 2 individuals, and we are planning to add to our sales staff upon completion of this offering. We currently have sales offices in London, and have recently opened an office in New York. We plan to open in office in Tokyo in the first half of 2004. Our sales team has relevant experience in their appropriate markets. We also intend to utilize a customer relationship management system to allow our staff to share information directly with sales agents.

In addition to our current and planned sales team, we are also working closely with strategic partners to distribute our products. We typically enter into exclusive contracts with our strategic partners for a specific market and geography. Each contract includes performance measures that must be achieved to maintain exclusivity. Our current third party partners include Scientific Games, Inc. and Clegg Industries.

SCIENTIFIC GAMES

Scientific Games is the world's largest supplier of instant tickets and scratch cards to lotteries, supplying over 70% of the world market. In May 2003 we signed a five year exclusive distributorship with Scientific Games for the marketing and distribution of our EGC Gamecard to the U.S. lottery market. We believe the contract with Scientific Games is a compelling testament to the interest level in our EGC Gamecard, and will increase visibility and credibility in our products throughout all of our markets. The resources of Scientific Games International (SGI) as our sole lottery distributor are very substantial and will ensure that our EGC Gamecard product is shown at all major lottery conventions and trade shows around the world. The first of these at NASPL in New Orleans in September 2003 has resulted in substantial interest from a dozen or more major U.S. lotteries from which an initial trial order has been obtained and others are actively under discussion. A focus group activity by a U.S. state lottery on our EGC Gamecard product has shown interest at all levels and the Iowa state lottery is to be the first to start an EGC Gamecard trial promotion with sales to the public early in 2004.

The exclusivity of our contract with Scientific Games is contingent upon Scientific Games achieving pre-determined sales and volume levels for our EGC Gamecard in the U.S. lottery market. These targets were set upon contract date and are evaluated annually. If the sales targets are not achieved, Scientific Games has the option to pay a fee to maintain its exclusivity or let the exclusivity expire.

CLEGG INDUSTRIES

In August 2003 we signed an exclusive agreement with Clegg Industries Inc. and its associate Americhip Inc. as our distributor for EGC Gamecard products for use in direct mail marketing. Clegg Industries is a U.S. based promotional items distributor with annual sales of over $70 million and extensive experience in direct mail marketing. A further sales promotion distribution arrangement has recently been put in place in Australia with a newly formed company, EGC Australia Pty. The continuation of the exclusivity of these distribution alliances are dependent on the achievement of agreed performance figures on an annual basis and the demonstrable commitment of the distributor's use of existing sales base and contacts to promote the sale of EGC game card products.

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

PRODUCTS, MARKETS AND DISTRIBUTION OF PRODUCTS

The EGC Gamecard was developed by us over the last 2 years. We invested significant time and capital into its development to produce an end product that met the size and technical specifications required for its end users while at the same time maintaining a reasonable price point.

The standard EGC Gamecard is the size and shape of a credit card, incorporating a proprietary PCB design, a long life battery, LCD screen, a microprocessor and random number generator in a thin (approximately 3 mm) rigid sandwich construction encased in plastic. On one side there is a security tag to activate the device, and on the play area touch sensitive buttons are used to start and to play each game by putting the numbers or icons on the display in motion. LCD designs may incorporate alphanumerics or icons to allow for games to carry brands logos and symbols or various game formats, and game units may also incorporate a counter display allowing for accumulator or incentive points to be awarded. An EGC Gamecard can also contain sound, for example to play a jingle or give a win alert. A win may be determined by a number of means; for example by matching the LCD display to printed numbers or symbols on the card itself, or shown elsewhere, such as in a newspaper, television commercial, in-store, or via some other venue or medium. The game may also be set to play over given time periods so extending its play value.

The EGC Gamecard is flexible enough to allow for any number of plays according to the promoters requirements. The EGC Gamecard may be produced to a generic design or application of the Company or customized to various designs and applications of the promoters choice. Security features to identify multiple prize levels in a single game are incorporated in the software. Additional security, such as that currently used in the production and identification of individual scratchcards, can be printed or otherwise ineradicably inscribed on the reverse of each game unit, as can the rules of play or other identifying mediums such as barcodes.

Our corporate executive team has many years of commercial operating experience.

SUPPLIERS

Our principal suppliers are the manufacturers of the EGC Gamecard with whom we have contractual agreements designed to ensure quality control, security, competitive pricing and on time delivery. These include packaging arrangements. Our largest supplier is the manufacturer of our EGC Gamecard, Tak Shun Technology Group based in Hong Kong. Tak Shun Technology Group has the capacity to produce 500,000 EGC Gamecards per day. Our other suppliers are software specialists, independent quality control advisors, game designers, and artwork designers.

INDUSTRY

Our EGC Gamecard is a unique product that we believe will garner demand across several different industries. Initially, we have narrowed our sales and development focus on the following industries:

LOTTERIES
SALES PROMOTIONS

Both the lottery and sales promotion industries currently make use of scratch cards, otherwise known as "instants". The "instant" market currently attracts approximately one fifth (22%) or $30 billion of the total worldwide lottery gaming spend of $140 billion, according to the Casino and Gaming Market Research Handbook. The "sales promotional items" market overall is in the region of $100 billion worldwide. Of this, "sales competition items" are five percent (5%) and that of "electronic items" are also estimated at five percent (5%). In the lottery market a purchase is made (i.e. a lottery ticket), whereas a normal sales promotion consists of a "free" inducement to obtain a free prize of a product or service of the promoter.

The lottery and sales promotion industries have progressed by means of technology changes whether by demand or invention. Two major principal changes included (1) the advent of security printing techniques for scratch cards some 35 years ago, allowing the excitement of an "instant" win for the player, and
(2) the increasing installation of high security online terminal networks for lottery sales over the last twenty years allowing for massively increased individual prize wins.

LOTTERY MARKET

There are approximately 220 lotteries in the world, either state owned as in the USA, or state licensed as for example in the UK and France. Total lottery sales in the US increased by 6% in 2003 over the previous year. Of this increase, 76% was accounted for by "instant" sales against online sales. Of "instants" (i.e. scratch cards), the upscale category with $10 plus price points led with a 61% increase, followed by $7 tickets with a 22% increase, demonstrating their demand over $2 tickets at 5%. In the USA especially, state authorities depend on lottery revenues from all sources including the sale of "instant" scratch cards, to a substantial degree to support local essential services such as education and health.

Seventy eight percent (78%) of total lottery sales in the North American and European markets are obtained through networked online terminals at specially equipped retail outlets at a cost of several thousand dollars per installation. These installations are still increasing slowly although a maximum saturation point of economic return is getting closer. However, in many countries ticket sales are still made by way of scratch cards only through many types of retail outlet where security is guaranteed by the sophisticated printing techniques used to identify winning tickets. The "instant" market where the excitement of a potential win can be identified immediately after purchase, is the main compelling feature of scratch cards.

The industry trend over the past few years in the U.S. has moved continuously towards creating the means to obtain a higher price point for tickets which in effect is made possible only by giving extended play opportunity to the consumer. However there is a point at which the number of scratch off panels on a sheet of scratch cards becomes overwhelming and unamusing to the consumer. Further, there are few scratch cards carrying more than ten panels or over $10 in price. Changes in the gaming laws such as allowing for the increased selling price of tickets are providing for greater acceptance and use of lotteries by the authorities and by the public, and provide a suitable industry entry point for our EGC Gamecards. This provides an opportunistic opening for sales of our EGC Gamecards and their ability to play an unlimited amount of game plays at a price point already proven to be acceptable by consumers and regulators.

Although lotteries outside the U.S. have not yet moved to similarly high price points, it is likely that they will in time be legally permitted to follow the example of promoters in the U.S. as is recently the case in the UK's sole national lottery operator, Camelot, moving from a $4.50 to a $7.50 price point for scratch cards. Since their introduction in 1995, Camelot has, on average, produced 11 different scratch card editions each year. Upswings in sales coincide with new game formats demonstrating a market that is responsive to novel variations of design; requirements that can also be satisfied by the adaptability of the EGC Gamecard.

SALES PROMOTIONS

The overall global sales promotion market consist of various types and are growing and discerning markets totaling approximately $500 billion worldwide. Up until about ten years ago the common model was to run promotions in house through a large corporation's marketing department. These departments devised promotions, direct marketing programs and promotional materials direct from manufacturers, or from sourcers, and used specialist consultants on a project basis. More recently most of the bigger brands have moved to the normal marketing services business model of a full service agency offering strategy, design and creative work, implementation, fulfillment and management.

The emergence of agencies owned by international advertising groups, complete with planning and creative direction, reflects the increasing choice and sophistication of the technology innovation coupled with the ability to deliver programs in shorter lead times. Responsibility for being the route to market of choice for the majority of marketers nowadays has also played a role. Even so, the roles of the manufacturer, sales agent, sourcer, sales promotion agency and marketing department can often be found performing a cross section of these functions.

For definition purposes, "sales promotions" are typically found at outlets such as gas stations or in direct mail shots where entry to competitions, free gifts or loyalty points are given against purchases. In some cases, prizes such as cars, holidays or household goods may be won. Similar schemes are widely used in supermarkets and in the sale of beverages. Petrol, food, alcohol and cigarettes are the dominant markets for sales promotions worldwide, although financial services, including banks and credit card companies, are also in the business of attracting custom by similar means. Prizes in the $millions are frequently given away in a single scratch card promotion either across the board or as single individual prizes. Newspapers and magazines offer prize competitions and free promotional items such as music CD's to attract purchasers.

The promotional games contests and sweepstakes market in the U.S. rose by 10% in 2001 according to Promo Magazine USA. In the UK the market for sales promotions in general has been growing at the rate of 20% annually for the past ten years, according to Mintel. This is set against declining above the line advertising spend. Recessionary economic times may also favor sweepstakes and comparable products since they are "a fixed cost tactic that reduces budget risk, yet still provides promotion excitement and merchandising thematics" [quote from Carlson Draddy Associates, a U.S. advertising agency].


Revenues of promotional agencies in the U.S. were $100 billion in 2001 with a further $100 billion expended direct by marketers. The size of the UK sales promotion market is $25.0 billion, according to Mintel. European figures are unknown but can be considered to be around $100 billion on an extrapolation of UK figures. Worldwide promotional sales of all types are estimated to exceed $500 billion. Of this, $100 billion is devoted to "sales promotions items" of which "electronic items" form five percent (5%) and "competition items" form five percent (5%).

OTHER POTENTIAL USERS OF SALES PROMOTION ITEMS AND "FREE" PRIZES AND COMPETITIONS ARE:

o Newspaper competitions to increase market share and boost advertising revenue.

o Sports for loyalty and membership use (e.g. football, baseball, racing, Formula 1)

o     Financial services for loyalty and registration promotions

o     Food and restaurants chains to attract frequent users.

o Corporate presentation as gifts for brand promotion by corporations to customers or staff.

o     Casinos for souvenir gift, promotional and "free competitions" purposes.

INCREMENTAL MARKETS

In addition to our main target markets described above, we are also pursuing other markets that we believe fit the profile for the EGC Gamecard. Although we have discussed these potential markets in this section, we have not included these markets in our financial projections. A summary of some of the incremental markets we are actively following are as follows:

CASINOS

Lottery laws and those laws which govern the operation of gaming machines in casinos do not permit the purchase of our EGC Gamecard as a hand held pocket gaming machine to the public. EGC Gamecards can only be given away as free promotion devices. As such, we have recently completed a successful promotion starting with the Las Vegas Hilton, part of the Park Place group (recently renamed Caesars), who own many casino venues worldwide. Despite the proliferation of casinos worldwide, there are only a handful of major groups based in the U.S. who control the majority of worldwide casino spend. We intend to sell direct to these groups.

The retail sale of our EGC GameCard to the public in casinos may in course of time be permitted, but will require extensive application to the various authorities whose regulations and laws may vary from state to state and country to country. Slots machines now account for 80% of casino sales according to Harrah's report 3.3.02. There may, however, be an untapped market for our EGC Gamecard to Indian Reservations in the U.S. which have separate regulations.

CHARITY AND SPORTS LOTTERIES
There are many thousands of charity lotteries worldwide. A breakdown of their sales is not available, but it is an area that offers a market opportunity for new product such as our EGC Gamecards. In the UK, charities suffered a 35% fall in revenues on the advent of the UK national lottery which effectively monopolizes lottery sales with uncreative product.

The charity area includes sports lotteries where money is raised by selling tickets at parties to finance sport of every description, but where permitted price points are most likely to be uneconomic for the time being. We believe this market presents future opportunities as changes in the law become more favorable.

AIRLINES
The international airline industry is a potential gaming and sales promotion market with few legal restrictions once a carrier flies into international air space. International flights in the developed world are forecast at 0.5 billion by 2005, and domestic flights a further 1.3 billion, according to IATA post 9/11/01 estimates. Although currently not permitted in the U.S., an increasing number of airlines in Europe are beginning to sell scratch cards to passengers. Premiair, a European chartered airline, has sales of scratch cards averaging $3 per passenger per flight. A 0.5% share of global annual passenger bookings would equate to sales of 9 million EGC cards.

CRUISE LINES
Casino gambling and cruise line ship competitions are major revenue earners for all cruise lines. We believe our EGC Gamecard is a natural fit for this market. This is an area that is in the mainly out of the jurisdiction of local authority or state controls and where a purchase can be made by the public.

COMPETITION WITHIN OUR PROPOSED INDUSTRY

While we believe there to be no existing direct competitor offering an electronic game card product, our competition includes other "instant" prize reward products, such as paper scratch cards. Scratch card sales are a fully developed market and we will be competing to obtain market share from scratch cards. We believe, though, that our product is a unique offering and does not compare directly in price or usage and is most likely to be seen as a complementary rather than a competitive product. In the lottery industry our product is positioned as a novel and unique higher price point ticket item with a better perceived entertainment and game play value than can be obtained from a multiple scratch card. Scientific Games with whom we have recently completed an exclusive worldwide five year agreement, are the largest supplier of scratch cards and instant tickets to the U.S. and international lottery industry, and are on public record in stating they have expectations of our EGC Gamecard product as an exciting means to expand sales overall and to attract new lottery business (Scientific Games press release dated October 29, 2003).

In the sales promotion industry, we will compete at a level with items such as giveaway compact disks or similar promotional products. Our EGC Gamecard provides a novel choice for sales promotions agencies to offer to their clients. Neither they nor scratch card security printers are likely to have the volume manufacturing capabilities or resource of technology skills to enter the same field with an electronic device such as our EGC card on a competitive basis.

Manufacturers who are able to make similar electronic devices will find obstacles in imitating our EGC Gamecard from both the protection of its intellectual property and the effectiveness of its design. We also hold an exclusive contract with our manufacturing partners, and others may not have the capability for low cost and reliable volume production. Additionally insurers to this marketplace are few and will only warrant prize wins against tried and tested products to which they are party. Exclusive long term distribution agreements with major suppliers to the industry may also limit entry to this market from potential competitors.

Competition may come over a period of three years or so from other technology advances such as that from cell phones or wireless Internet appliances. These, although mooted regularly, are still awaiting efficient widespread broadband networks, and security issues such as proof of use or payment that are vital issues for the lottery industry. Internet gaming or lottery sales by these means are currently prohibited in the U.S. and will continue to be so for some time, but this prohibition does not preclude sales promotions where no purchase or entry fee is necessary. Games do exist now on cell phones currently using SMS messaging, but they are unreliable, give few rewards and are mainly used by youngsters tolerant of time consuming text messaging.

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

RISKS RELATED TO OUR CAPITAL REQUIREMENTS

We may need additional funds in order to continue. As of December 31, 2003 we had an approximate net loss of $542,000 or $0.04 per share. We had low revenues and are completely dependent on the receipt of funds from external sources to be able to continue. Currently, our recurring expenses are approximately $175,000 plus general and administrative expenses, for an approximate total of $350,000 per annum.

We expect that our general, administrative and other operating expenses will increase substantially as we accelerate our efforts to commercially exploit our products and satisfy increased reporting and stockholder communications obligations under the securities laws. We cannot assure that we will be able to obtain funds required to continue.

We may require additional capital to continue our research and development efforts.

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

Our success depends on the continued contributions of our executive officers, particularly John Bentley, our President and Chief Executive Officer. Mr. Bentley is central to our vision, development and growth and has been chiefly responsible for developing all of our relationships with our other executives, directors, employees and external entities. We currently do not have keyman life insurance on any of our executives. Even if we continue to rely on employees for various engineering, design and other specialized services, we will need to recruit and retain additional personnel, including technical advisors and management, and develop additional management expertise. Our inability to acquire such services or to develop such expertise could have a material adverse effect on our operations.

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

The Company intends on pursuing patent applications for the protection of its intellectual property. Patent applications were made for certain proprietary technologies and the initial disclosure documentation has been prepared for all of the acquired technology. Those disclosure documents have not all resulted in patent applications and to the best of our knowledge no patent applications have been approved during the fiscal year December 31,2003, we cannot assure that any patent will be granted, and we are unsure when such a determination will be made.

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

EMPLOYEES

As of December 31, 2003 we had seven full time employees. In addition to this staff, we employ the services of several specialist independent contractors for game design, software support, artwork and quality control. We consider our relations with our employees to be good. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. All employees have contracts of employment with Electronic Game Card Limited, our UK operating subsidiary.

ITEM 2. DESCRIPTION OF PROPERTY

The Company holds a license for office space in New York and London from SterlingFCS, an aggregate space of approximately 2,000 square feet at a monthly fee of $12,000 a month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the year ended December 31, 2003, our common stock was traded in the Over-The- Counter ("OTC") market and quoted on the Electronic Bulletin Board (the "Bulletin Board"). The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of a relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.

The following table presents the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board for each quarter during the year ended December 31, 2003. During the year, the Company actively conducted the development of its EGC GameCard. However, as of December 31, 2003 the Company had not actively commenced the commercial sale of the EGC GameCard. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:


                       2001:                              HIGH              LOW
Period May 30, 2001 (Inception) to
June 30, 2001                                            $6.38            $1.35
Quarter Ended September 30, 2001                         $5.25            $2.10
Quarter Ended December 31, 2001                          $2.75            $1.55


                       2002:                              HIGH              LOW
Quarter Ended March 31, 2002                              1.75              .85
Quarter Ended June 30, 2002                                .42              .02
Quarter Ended September 30, 2002                           .07              .03
Quarter Ended December 31, 2002                            .02              .01

                       2003:                              HIGH              LOW
Quarter Ended March 31, 2003                            $30.00            $1.0
Quarter Ended June 30, 2003                              10.00             5.0
Quarter Ended September 30, 2003                         10.00             7.0
Quarter Ended December, 31, 2003                         10.00             1.9


We estimate that as of the date of this filing, we had 720 shareholders of record.

To date, the Company is not aware of any significant trading in its shares. Trading of the Company's shares may be subject to certain state and federal restrictions regarding non-national market securities and "Penny Stocks".

PENNY STOCK REGULATIONS

Our Stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers who want to publish quotations or make a market in our common stock. See Part I, Item 1. Description of Business: RISK FACTORS: Risks related to our General Proposed Business ---There are Certain Rules Applicable to our Common Stock as a "Penny Stock" and those Rules May Limit the Liquidity and the Resale of our Common Stock.

DIVIDEND POLICY

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest potential future earnings to finance its operations.

TRANSFER AGENT

We employ Liberty Transfer Co., 274B New York Avenue, Huntington, New York, 11743, telephone: (631) 385-1616, fax: (631) 385-1619 as our transfer agent.

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

We are a development stage company, have had no revenue from operations, and have no operations from which revenue will be generated in the near future. For the fiscal year ended December 31, 2003, we incurred net losses of $540,790. See Consolidated Financial Statements.

The Company expects to purchase some significant equipment and expects a small increase in the number of employees in the next 12 months.

RESULTS OF OPERATIONS

There were $8,317 revenues from operations for the year ended December 31, 2003. The Company has sustained a net loss of approximately $540,790 for the year ended December 31, 2003, which was due to expenses incurred by the Company for developing and marketing the game card. Since April 2000 the Company is a development stage company and had not begun principal operations.

The Company anticipates improved revenues during the next 12 months. Expenses will increase as sales and marketing efforts of the game card increase.

In the opinion of management, with the exception of the ability to borrow money, inflation has not and will not have a material effect on the operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and, since the reorganization between Scientific Energy, Inc.-UT and the Company, has experienced some changes in liquidity, capital resources and stockholder's equity. The Company's balance sheet as of December 31, 2003 and 2002, reflects a current asset value of $63,743 and $25,406, respectively, and a total asset value of $122,219 and $37,085, respectively. Previous to the reorganization the Company had no assets and was completely inactive.

PLAN OF OPERATION

Our long term strategy is to establish revenues from the development of economically viable workable product. We will continue to require financing which in the medium term will be provided by the fundraising previously referred to.

CAPITAL REQUIREMENTS

As of December 31, 2003 we had a net loss of approximately $540,790 compared to that of $391,403 for December 31, 2002 and require approximately $525,000 per year to continue complete operations.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Please list any other directors or officers


Name                        Age                    Position
John Bentley                64                     President, CEO and Director
Linden J. Boyne             60                     Secretary/Treasurer, Director
Lee J. Cole                 42                     Director


JOHN BENTLEY, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
Mr. Bentley has been a director of EGC (UK) since 1999 and managed the business initially as Chairman and Chief Executive Officer. He is an experienced entrepreneurial Chairman and CEO of successful start-ups and growth companies for over thirty years, which have included a number of publicly listed companies in the media, communications, and entertainment fields, ranging from twenty employees up to 10,000. These included the UK's largest video rental distributor. He is a joint creator of the EGC game concept.

LINDEN J. H. BOYNE, CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR
Mr. Boyne is a Director of the Company and is its Chief Financial Officer and Secretary. Since 1991 he has acted as a consultant to a number of retail businesses advising on general operations. He was previously a director of NSS Newsagents Plc with responsibility for several branches.

LEE J. COLE, DIRECTOR
Lee Cole has extensive commercial experience, particularly in the venture capital business. From 1995 to 1999, Mr. Cole served as the Managing Director of TEC Capital Group, a venture capital firm.

KEY EMPLOYEES:

DANIEL KANE, SENIOR VICE PRESIDENT OF GAMING
Mr. Kane is Senior Vice President of Gaming. He has over 30 years experience with U.S. state and European lotteries, particularly in the introduction of new technology and game formats. He managed the introduction of scratch cards for the UK's national lottery operator Camelot. Following the exclusive agreement with Scientific Games International to market EGC lottery product worldwide, Mr. Kane will manage the SGI account as well as be responsible for EGC's sales to casinos.

MATT WEBB, VICE PRESIDENT OF PRODUCT DEVELOPMENT
Mr. Webb is Vice President of Product Development. He is an international business technology developer and business modeller specializing in the lotteries sector. He has led development projects in the UK, Indian and Nigeria working with international partners including the UK's Camelot Group, PLC. He is in charge of EGC's technology relationships including the manufacture of hardware and software.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company believes that based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended December 31, 2003,and any written representation referred to in paragraph
(b)(2)(i) of Item 405 of Regulation S-B, the following directors, officers, beneficial owners of more than 10% of any class of our equity securities, and any other persons known to be subject to Section 16 of the Exchange Act, have filed, the reports required by Section 16(a) of the Exchange Act.

John Bentley, Lee Cole and Linden Boyne have timely filed all of their required reports.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY INFORMATION AS TO DIRECTORS

                                                      NUMBER OF SHARES            PERCENTAGE OF
NAME              DIRECTOR SINCE    COMPENSATION      (Beneficial and Legal)      ISSUED & OUTSTANDING
John Bentley      Nov. 19, 2003        $200,000        2,050,001                   9.75%
Lee Cole          Nov. 19, 2003               0                0                   0
Linden Boyne      Nov. 19, 2003               0         200,000*                   1% (if exercised)

*Options for 200,000 shares granted under the 2002 Equity Compensation Plan.

The Company instituted a stock option plan for officers, key employees, consultants and advisors. The 2002 Equity Compensation Plan provided for options equivalent up to 10% of the issued share capital of the company to be offered to such individuals by the Board. 440,000 of a total possible of 800,000 options have been distributed. No further stock option plans have been instituted.

With the exception of the CEO, John Bentley, the remaining directors are not compensated in their role as directors as such, but receive a per diem of $1,000 per meeting attended, plus any incurred travel and lodging expenses.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 21,035,118 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2003 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


NAME AND ADDRESS
OF BENEFICIAL OWNERS/                             NATURE OF            SHARES
DIRECTORS                                         OWNERSHIP             OWNED             PERCENT
------------------------------------------------------------------------------------------------------
JOHN BENTLEY                                     Common Stock         2,050,001              9.75%
President, CEO and Director
Gipps Farmhouse
Spithurst Lane
Barcombe, Lewes, East Sussex
United Kingdom

LEE COLE                                                                      0                0
Director
32 Haymarket
Piccadilly
London
United Kingdom

LINDEN BOYNE                                     Common Stock           200,000*               1%
Director, CFO, Treasurer and Secretary           If Exercised
Aberfoyle, Green Lane
Blackwater, Camberley, Surrey
United Kingdom

J. SEWARD                                        Common Stock         1,537,500              7.3%
c/o Abbey National Offshore
P. O. Box 545 41 The Parade, St. Helier,
Jersey United Kingdom

H. McNally                                       Common Stock         1,947,791              9.3%
Fountain House
Park Street, London, W1

All Executive Officers
and Directors as a Group
(3 people)                                       Common Stock         2,250,001             10.7%


*Options for 200,000 shares granted under the 2002 Equity Compensation Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of the Company's intellectual property was acquired through a license agreement with McNally EGC Ltd. McNally EGC Ltd. is owned by Mr. Bentley and Mr. McNally who are also officers of the company, and in the case of Mr. Bentley, a director of the company. On May 5, 2003, the Company purchased all of the outstanding stock of McNally for an aggregate purchase price of $150,000. Of this, $135,000 of the purchase price is deferred until such time as the Company receives financing in excess of $5,000,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None.

(b) Reports on Form 8-K.

From 8-K filed on December 10, 2003 announcing change of control. Incorporated herein by reference. Form 8-K filed on February 27, 2004 announcing closing of equity funding. Incorporated herein by reference.

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

ITEM 15 B PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:


Service                                   2003              2002
---------------------------------   -----------------   --------------
Audit Fees                                 $   5,549         $ 11,021
Audit Related Services                             -                -
Tax Fees                                         100               95
All Other Fees                                     -                -
                                    -----------------   --------------
Total                                      $   5,649         $ 11,116
                                    =================   ==============


Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on the registrant and in the capacities and on the dates indicated.

                           ELECTRONIC GAME CARD, INC.


Date: April 13, 2004               By /s/ John Bentley
                                     ------------------------------------------
                                          John Bentley
                                          President and Chief Financial Officer
                                          (Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.





Date: April 13, 2004               By /s/ Linden Boyne
                                     ------------------------------------------
                                          Linden Boyne
                                          Secretary/Treasurer and Director
                                          (Principal Financial and
                                           Accounting Officer)

I, John Bentley, certify that:

1. I have reviewed this annual report on form 10-KSB of Electronic Game Card, Inc.

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

Date: April 13, 2004




By: /s/ John Bentley
John Bentley
President and Chief Financial Officer
(Principal Executive Officer)

I, Linden Boyne, certify that:

1. I have reviewed this annual report on form 10-KSB of Electronic Game Card, Inc.

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

Date: April 13, 2004


By: /s/ Linden Boyne
   ------------------------------------------
Linden Boyne
Secretary/Treasurer and Director
(Principal Financial and Accounting Officer)

                           ELECTRONIC GAME CARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                                DECEMBER 31, 2003

                                    CONTENTS


                                                                                                          Page
Independent Auditor's Report                                                                              F - 1

Consolidated Balance Sheet December 31, 2003 and 2002                                                     F - 3

Consolidated Statements of Operations for the Years Ended December 31, 2003 and December 31, 2002
 and the Cumulative Period April 6, 2000 (Inception) to December 31, 2003                                 F - 5

Statement of Stockholders' Equity for the Period From April 6, 2000 (Inception) to December 31, 2003      F - 6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and December 31, 2002
 and the Cumulative Period April 6, 2000 (Inception) to December 31, 2003                                 F - 7

Notes to Consolidated Financial Statements                                                                F - 9



                          INDEPENDENT AUDITOR'S REPORT

ELECTRONIC GAME CARD, INC.
(FORMERLY SCIENTIFIC ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying consolidated balance sheets of Electronic Game Card, Inc. (Formerly Scientific Energy, Inc.) (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations and cash flows for the years ended December 31, 2003 and 2002 and the cumulative period April 6, 2000 (inception) to December 31, 2003, and the statement of stockholders= equity for the period April 6, 2000 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Game Card, Inc. (Formerly Scientific Energy, Inc.) (a development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the cumulative period April 6, 2000 (Inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management=s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

                                                   /s/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
April 8, 2004

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET


                                                       December 31,
                                              ------------------------------
                                                  2003              2002
                                              -----------        -----------
ASSETS:

CURRENT ASSETS:
     Cash & Cash Equivalents                  $   6,732          $  13,909
     Prepaid Expense                              6,873                 --
     Value Added Tax Receivable                   7,868             11,497
     Note Receivable                             42,270                 --
                                              ---------          ---------
          Total Current Assets                   63,743             25,406
                                              ---------          ---------
PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment                6,015              6,015
     Office Equipment                             8,598              7,009
     Less: Accumulated Depreciation              (6,177)            (1,345)
                                              ---------          ---------
          Net Fixed Assets                        8,436             11,679
                                              ---------          ---------
Net Assets of Discontinued Operations            50,040                 --
                                              ---------          ---------
TOTAL ASSETS                                  $ 122,219          $  37,085
                                              =========          =========


The accompanying notes are an integral part of these financial statements.


                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                          December 31,
                                                                ------------------------------
                                                                    2003             2002
                                                                -------------    -------------
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
                                                                -----------      -----------
CURRENT LIABILITIES:
                                                                -----------      -----------
     Accounts Payable                                           $   297,357      $   153,543
                                                                -----------      -----------
     Accrued Payroll Liabilities                                    101,388           15,400
                                                                -----------      -----------
          Total Current Liabilities                                 398,745          168,943
                                                                -----------      -----------
NON-CURRENT LIABILITIES:
                                                                -----------      -----------
     Long Term Note Payable                                         912,205          285,314
                                                                -----------      -----------
          Total Non-Current Liabilities                             912,205          285,314
                                                                -----------      -----------
Net Liabilities of Discontinued Operations                            6,785               --
                                                                -----------      -----------
     TOTAL LIABILITIES                                            1,317,735          454,257
                                                                -----------      -----------
STOCKHOLDERS' EQUITY
                                                                -----------      -----------
     Common Stock, Par Value $.001,
                                                                -----------      -----------
     Authorized 100,000,000 shares
                                                                -----------      -----------
     Issued 13,823,062 and 12,696,595 shares at
                                                                -----------      -----------
     December 31, 2003 and 2002                                      13,823           12,697
                                                                -----------      -----------
Paid-In Capital                                                          --               --
                                                                -----------      -----------
Currency Translation Adjustment                                    (118,441)         (25,927)
                                                                -----------      -----------
Retained Deficit                                                   (157,495)         (12,539)
                                                                -----------      -----------
Deficit Accumulated During the Development Stage                   (933,403)        (391,403)
                                                                -----------      -----------
     TOTAL STOCKHOLDERS'S EQUITY                                 (1,195,516)        (417,172)
                                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $   122,219      $    37,085
                                                                -----------      -----------


The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  Cumulative
                                                                                                     Since
                                                                   For the Year Ended           April 6, 2000
                                                                      December 31,               Inception of
                                                        ------------------------------            Development
                                                            2003              2002                  Stage
                                                        ------------      ------------          ------------
Revenue:                                                $      8,317      $         --          $      8,317
Cost of Good Sold                                             13,452                --                13,452
                                                        ------------      ------------          ------------
Gross Loss                                                    (5,135)               --                (5,135)
                                                        ------------      ------------          ------------
Expenses:

Selling and Marketing Expense                                 30,514            43,839                74,353

General & Administrative                                     178,612            97,191               275,803

Consulting Expenses                                          178,456           216,872               395,328

Salaries and Wages                                           145,451            32,582               178,033
                                                        ------------      ------------          ------------
     Total Operating Expenses                                533,033           390,484               923,517
                                                        ------------      ------------          ------------

     Loss from Operations                                   (538,168)         (390,484)             (928,652)

Other Income (Expense)

Interest, Net                                                 (2,167)             (919)               (3,086)
                                                        ------------      ------------          ------------

     Net Loss from Operations before Taxes                  (540,335)         (391,403)             (931,738)


Income Taxes                                                    (455)               --                  (455)
                                                        ------------      ------------          ------------

     Net Loss from Operations                               (540,790)         (391,403)             (932,193)
                                                        ------------      ------------          ------------


Discontinued Operations:
     Net Loss from operations of Scientific
        Energy, Inc. To be disposed, net of tax
        effects of $0                                         (1,210)               --                (1,210)
                                                        ------------      ------------          ------------
     Net Loss                                           $   (542,000)     $    391,403          $   (933,403)
                                                        ============      ============          ============

Basic & Diluted Loss Per Share:


     Continuing Operations                              $      (0.04)     $     (0.08)
                                                        ------------      ------------
     Discontinued Operations                                      --                --
                                                        $      (0.04)     $      (0.08)
                                                        ============      ============


Weighted Average Shares                                   12,777,700         5,256,390
                                                        ============      ============


The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD APRIL 6, 2000 (INCEPTION) TO DECEMBER 31, 2003

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                                                   Since April 6,
                                                                                                   2000 Inception   Total
                                                                     Currency                      of Development   Stockholders
                            Common Stock             Paid-In Capital Translation Retained Deficit  Stage            Equity (Deficit)
                            Shares        Par Value
August 2, 2002, Shares
Issued                      12,696,595    $ 12,697         -              -      $ (12,539)                -        $    158
for Services

Currency Translation                                                 (25,927)                                        (25,927)
Net Loss                                                                                            (391,403)        (391,403)
                            --------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                           (25,927)                       (391,403)        (417,330)
                            --------------------------------------------------------------------------------------------------------

Balance December 31, 2002   12,696,595    12,697                     (25,927)     (12,539)          (391,403)        (417,172)

December 5, 2003 Shares
Issued in
 connection with Reverse
Acquisition
 of Scientific Energy, Inc. 1,126,467     1,126                                   (144,956)                          (143,830)

Currency Translation                                                 (92,514)                                        (92,514)
Net Loss                                                                                            (542,000)        (542,000)
                            --------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                           (92,514)                       (542,000)        (634,514)
                            --------------------------------------------------------------------------------------------------------

Balance December 31, 2003   13,823,062    $ 3,823                  $ (118,441)  $ (157,495)   $     (933,403)  $    (1,195,516)
                            ========================================================================================================


The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Cumulative
                                                                                  Since
                                                                              April 6, 2000
                                                       For the Year Ended      Inception of
                                                           December 31,        Development
                                                        2003         2002         Stage
                                                     ----------   ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $(542,000)   $ 391,403)   $(933,403)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                             4,831        1,345        6,176
Stock Issued for Expenses                                   --          159          159
Foreign Currency Translation                           (86,642)     (25,927)    (112,569)
Net Loss from Discontinued Operations                    1,210           --        1,210

Change in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses                 (6,873)          --       (6,873)
(Increase) Decrease in Value Added Tax Receivable        3,629      (11,497)      (7,868)
Increase (Decrease) in Accounts Payable                 68,296      153,543      221,839
Increase (Decrease) in Accrued Payroll Liabilities      85,988       15,400      101,388
                                                     ---------    ---------    ---------
  Net Cash Used in continuing activities              (471,561)    (258,380)    (729,941)
  Net Cash Used in discontinued activities              (1,250)          --       (1,250)
                                                     ---------    ---------    ---------
  Net Cash Used in operating activities               (472,811)    (258,380)    (731,191)
                                                     ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger                                  3,834           --        3,834
Purchase of Plant and Machinery Equipment                   --       (6,015)      (6,015)
Purchase of Office Equipment                            (1,589)      (7,009)      (8,598)
                                                     ---------    ---------    ---------
Net cash provided by investing activities                2,245      (13,024)     (10,779)
                                                     ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Amount Loaned on Note Receivable                       (42,270)          --      (42,270)
Payment on Long-Term Note Payable                      (37,307)          --      (37,307)
Proceeds from Long-Term Note Payable                   542,966      285,313      828,279
                                                     ---------    ---------    ---------
  Net Cash Provided by Financing Activities            463,389      285,313      748,702
                                                     ---------    ---------    ---------
Net (Decrease) Increase in Cash                         (7,177)      13,909        6,732
Cash at Beginning of Period                             13,909           --           --
                                                     ---------    ---------    ---------
Cash at End of Period                                $   6,732    $  13,909    $   6,732
                                                     =========    =========    =========

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                      April 6,
                                                                                                        2000
                                                                    For the Year Ended              Inception of
                                                                       December 31,                 Development
                                                                    2003               2002              Stage
                                                                 -----------    ------------       ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:  Interest                         $ 1,453             $  17           $  1,470
  Income taxes                                                   $   455             $   -           $     55



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


         On May 5, 2003, the Company acquired in a reverse acquisition of Electronic Game Card Marketing $1,735 in cash, accounts payable of $69,646 and a long-term note payable of $121,233, in exchange for all of the Company's outstanding common stock.

         On December 5, 2003, the Company acquired in a reverse acquisition of Scientific Energy, Inc. $2,099 in cash, technology valued at $50,000, accounts payable of $5,595 and a note payable to a shareholder of $1,095.


The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Electronic Game, Inc. (Formerly Scientific Energy, Inc.) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $933,403 for the period from April 6, 2000 (inception) to December 31, 2003, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. On December 11, 2003, the Company offered 6,833,750 shares of common stock at $1.00 per share in a private placement.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, and market penetration and profitable operations from sale of its electronic game cards.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the United Kingdom on April 1, 2000, under the name of Electronic Game Card, Ltd. Until 2002, the Company remained dormant and had no operations. On May 5, 2003, the Company entered into an agreement whereby it acquired 100% of the outstanding stock of Electronic Game Card Marketing, a Delaware Company.

         On December 5, 2003, the Company acquired 100% of the outstanding stock of the Electronic Game Card, Inc in a reverse acquisition. At this time, a new reporting entity was created and the name of the Company was changed to Electronic Game Card, Inc.

           As of December 31, 2003, the Company is in the development stage and has not begun planned principal operations.

Principals of Consolidation

         The consolidated financial statements include the accounts of the following companies:

o Electronic Game Card, Inc. (Formerly Scientific Energy, Inc.) ( Nevada Corporation)

o     Electronic Game Card, Ltd. (United Kingdom Corporation)

o     Electronic Game Card Marketing (A Delaware Corporation)

o     Scientific Energy, Inc. (Nevada Corporation)

         The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

Nature of Business

         The Company plans to engage in the development, marketing, sale and distribution of recreational electronic software which primarily targeted towards lottery and sales promotion markets through its Great Britain subsidiary.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

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

Depreciation

         Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                  Asset                                   Rate
         ------------------------------------     --------------------
         Plant and Machinery Equipment                   3 years
         Office Equipment                                3 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Depreciation Expense for the two years ending December 31, 2003 and 2002, were $4,831 and $1,345.

Revenue recognition

         Revenue is recognized from sales of product at the time of shipment to customers. As the Company is still in the development stage, during 2002 and 2003, it had very little revenue.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Costs

         Advertising costs are expensed as incurred. As of December 31, 2003 and 2002, advertising costs were $13,064 and $26,409, respectively.

Foreign Currency Translation

         The Company's primary functional currency is the British Pound. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are remeasured at year-end exchange rates. All other assets, liabilities, and stockholders' equity are remeasured at historical exchange rates for past transactions and at year-end exchange rates for current and future transactions. Revenue and expense accounts are remeasured at the average exchange rates in effect during the year, except those related to assets and liabilities, which are remeasured at historical exchange rates. Remeasurement gains and losses are included in income.

         The Company's reporting currency is the U.S. dollar. Balance sheet accounts are translated at year-end exchange rates and revenue and expense accounts are translated at the average exchange rates in effect during the year. Translation gains and losses are included as a separate component of stockholders' equity.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2003 and 2002.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, AAccounting for Income Taxes.@ SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock Compensation for Non-Employees

         The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

NOTE 2 - INCOME TAXES

         The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $312,000 in the United States and $931,000 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

         For the years ending December 31, 2003 and 2002 income tax expense was $455 and $0.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2003, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

NOTE 4 - NOTES RECEIVABLE

         As of December 31, 2003 and 2002, the Company has the following amounts owed to the Company:

                                                                                     2003       2002
                                                                                   --------   --------
Note Receivable, Interest equal to LIBOR, due upon
   Demand                                                                          $ 31,602   $     --

Note Receivable, no interest, due upon demand                                        10,668         --
Total Note Receivable                                                              $ 42,270   $     --
                                                                                   ========   ========
NOTE 5 - LONG-TERM NOTES PAYABLE

         As of December 31, 2003 and 2002, the Company has the following amounts due:

                                                                                     2003       2002
                                                                                   --------   --------
Note Payable, Interest equal to LIBOR, due within
     14 days of Company initiating public offering or due
     on demand, secured by all assets of the Company                               $883,402   $248,006

Note Payable, Interest equal to LIBOR, due
     November 2, 2004 or 14 days of Company initiating
     public offering, secured by assets of the Company                                   --     37,308

Note Payable, Interest equal to LIBOR, due
     November 2, 2004 or 14 days of Company initiating
     public offering, secured by assets of the Company                               28,803         --
                                                                                   --------   --------
Total Long-Term Debt                                                               $912,205   $285,314
                                                                                   ========   ========


                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS

         As at December 31, 2003 and 2002, shareholder payables include approximately $1,090 and $0 owing to a shareholder. On December 5, 2003, $31,344 of the note was converted into the Parent Company=s stock in connection with the Share Exchange.

         During the years ending December 31, 2003 and 2002, a former officer of the Company received $11,480 (9,000UK) and $7,112 (4,000UK) for providing consulting services.

NOTE 7- COMMON STOCK TRANSACTIONS

         On August 2, 2002, the Company issued 99 shares at 1.00 British Pound or the equivalent of $1.60, these shares were later forward split to 12,696,595 shares in connection with the acquisition of Scientific Energy and it was recorded by $12,539 credit to common stock of and a debit to retained earnings of $12,539. All references to stock reflect the stock split.

         On December 5, 2003, an additional 1,126,467 shares were issued to the previous owners of Scientific Energy, Inc. and for the conversion of a note payable of $31,344.

NOTE 8 - CONTINGENCIES

         Currently, Electronic Game Card, Ltd. is a party to a lawsuit brought in the Central London County Court by a former consultant. The claim is for arrears of remuneration totaling $49,117 (27,625UK), remuneration for six months= notice period of $57,341 (32,250UK) to be assessed in relation to the Senior Executive Bonus Scheme, interest, costs and Afurther or other relief@ arising from EGC=s alleged breaches of a written agreement. In conjunction, EGC has filed a counterclaim which seeks damages in excess of $26,670 but limited to $88,900 and interest. The case is listed for trial between June 24, 2004 and August 20, 2004. It is uncertain as to the outcome of the proceedings, but managements estimates a possible loss of $88,900 (50,000UK). As of December 31, 2003 and 2002, the company has recorded $88,900 and $54,000, respectively, included in accounts payable for this lawsuit.

NOTE 9 - DISCONTINUED OPERATIONS

         On December 5, 2003, the Company entered into an agreement with Scientific Energy, Inc. Utah, that upon completion, 100% (20,000,000 shares) of the Scientific Energy's shares would be returned, and the Company would cease to be a wholly owned subsidiary of Electronic Game Card, Inc. As of the date of this report, the transaction has not been completed.


                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9 - DISCONTINUED OPERATIONS (Continued)

         As of December 31, 2003, the assets and liabilities of Scientific Energy, Inc. Utah to be disposed of consisted of the following:

                                         2003                2002
                                        -------            --------
Cash                                    $     0            $     --
Intangibles                              50,000                  --
                                        -------            --------
Total Assets                             50,040                  --
                                        -------            --------
Accounts Payable                          5,595                  --
Income Tax Payable                          100                  --
Shareholder Loan                          1,090                  --
                                        -------            --------
Total Liabilities                         6,785                  --
                                        -------            --------
Net Assets to be Disposed of            $ 3,255            $     --
                                        =======            ========


         Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2003. The December 31, 2002 balance sheet has not been restated as the Company did not own Scientific Energy Inc. Utah as of December 31, 2002.

         Operating results of this discontinued operation for the year ended December 31, 2003 are shown separately in the accompanying consolidated statement of operations. The operating results of this discontinued operation for the years ended December 31, 2003 and 2002 consist of:

                                                  2003                 2002
                                               -------             --------
General and Administrative Expenses            $    20             $     --
Interest Expense                                 1,090                   --
Tax Expense                                        100                   --
                                               -------             --------
Net Loss                                       $(1,210)            $     --
                                               =======             ========