Form 10QSB
period 2004-03-31
ELECTRONIC GAME CARD INC
filed 2004-05-21
CIK 1083036

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              Annual report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                        Three months ended March 31, 2004

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

As of May 10, 2004, issuer had 21,035,118 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes ; No X

                                TABLE OF CONTENTS

                                                                                             Page
             Condensed consolidated Balance Sheet..........................................   1

             Condensed consolidated statement of operations ...............................   2

             Condensed consolidated statement of cash flows ...............................   3

             Notes to the condensed consolidated financial statements .....................   4

 Item 2      Management discussion and Analysis of Financial Condition or Plan of Operation  17

 Item 4      Controls and Procedures ......................................................  17

                                     Part II

            Other information .............................................................  20

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                               March 31,         December 31,
                                              ------------------------------
                                                  2004              2003
                                              -----------        -----------
ASSETS:

CURRENT ASSETS:
     Cash & Cash Equivalents                $ 4,109,405          $   6,732
     Prepaid Expense                            475,617              6,873
     Value Added Tax Receivable                       0              7,868
     Current Debtors                             80,250                  0
     Note Receivable                                  0             42,270
                                              ---------          ---------
          Total Current Assets                4,665,272             63,743
                                              ---------          ---------
PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment               34,997              6,015
     Office Equipment                             8,598              8,598
     Less: Accumulated Depreciation                   0            (6,177)
                                              ---------          ---------
          Net Fixed Assets                       43,595              8,436
                                              ---------          ---------
Net Assets of Discontinued Operations                 0             50,040
                                              ---------          ---------
TOTAL ASSETS                                 $4,708,867          $ 122,219
                                              =========          =========

The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                  March 31,       December 31,
                                                                ------------------------------
                                                                    2004             2003
                                                                -------------    -------------
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
CURRENT LIABILITIES:
                                                                -----------      -----------
     Accounts Payable                                            $  170,731         $297,357
     Bank Overdraft                                                  39,279                0

     Accrued Liabilities                                             31,776          101,388

     Other current liabilities                                      111,987                0
                                                                -----------      -----------
          Total Current Liabilities                                 353,773          398,745
                                                                -----------      -----------
NON-CURRENT LIABILITIES:

     Long Term Note Payable                                         283,168          912,205
                                                                -----------      -----------
          Total Non-Current Liabilities                             636,941          912,205
                                                                -----------      -----------
Net Liabilities of Discontinued Operations                                0        6,785
                                                                -----------      -----------
     TOTAL LIABILITIES                                              636,941        1,317,735
                                                                -----------      -----------
STOCKHOLDERS' EQUITY

    Common Stock, Par Value $.001,
    Authorized 100,000,000 shares
    Issued at March 31 2004
      20,676,812                                                     20,677           13,823
                                                                -----------      -----------
Paid-In Capital                                                   6,027,215               --
                                                                -----------      -----------
Currency Translation Adjustment                                    (147,475)        (118,441)
                                                                -----------      -----------
Retained Deficit                                                 (1,828,490)      (1,090,898)
                                                                -----------      -----------
     TOTAL STOCKHOLDERS'S EQUITY                                  4,071,927      (1,195,516)
                                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $,4,708,868      $   122,219
                                                                -----------      -----------

The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the 3 months
                                                                     Ended March 31,
                                                            --------------------------------
                                                                      2004              2003
                                                            --------------    --------------
Revenue:                                                    $       80,250    $            0
Cost of Good Sold                                                        0             9,633
                                                            --------------    --------------
Gross Profit                                                        80,250            (9,633)
                                                            --------------    --------------
Expenses:

Selling and Marketing Expense                                      180,361            38,100

General & Administrative                                            51,278            19,289

Consulting Expenses                                                277,202           130,560
Salaries and Wages                                                 309,343            65,350
                                                            --------------    --------------
     Total Operating Expenses                                      818,183           253,299
                                                            --------------    --------------

     Loss from Operations                                         (737,933)         (262,932)
Other Income (Expense)

Interest, Net                                                         (340)           (4,122)
                                                            --------------    --------------
     Net Loss from Operations before Taxes                        (737,593)         (267,054)

Income Taxes                                                            (0)               (0)
                                                            --------------    --------------

     Net Loss from Operations                                     (737,593)         (267,054)
                                                            --------------    --------------

Basic Loss Per Share:                                       $        (0.04)   $       (0.033)
                                                            --------------    --------------

Weighted Average Shares                                         17,276,812         8,000,000
                                                            ==============    ==============

The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                       (Formerly Scientific Energy, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the 3 Months Ended
                                                                       March 31,
                                                                 2004              2003
                                                            --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    $     (737,592)   $     (267,054)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                                         8,717                 0
Foreign Currency Translation                                       (29,034)           60,385

Change in operating assets and liabilities:
(Increase) Decrease in Current Assets                             (498,856)           (4,204)
(Increase) Decrease in Fixed Assets                                  6,164            (3,137)
Increase (Decrease) in Accounts Payable                            (51,757)           46,021
Increase (Decrease) in loans payable                              (629,037)          171,068
                                                            --------------    --------------
  Net Cash Used in continuing activities                        (1,931,395)            3,079

                                                            --------------    --------------
  Net Cash Used in operating activities                         (1,931,395)            3,079
                                                            --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued                                                  6,854                 0
Additional paid capital                                          6,027,215                 0
                                                            --------------    --------------
  Net Cash Provided by Financing Activities                      6,034,069                 0
                                                            --------------    --------------
Net (Decrease) Increase in Cash                                 4,102,0674             3,079
Cash at Beginning of Period                                          6,732            13,720
                                                            --------------    --------------
Cash at End of Period                                       $    4,109,405    $       16,800
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

INTERIM REPORTING

The unaudited financial statements as of March 31, 2004 do, in the opinion of the management, after all adjustments(which include only normal recurring adjustments necessary) fairly state the financial position and results of operations for the three months. Operating results for interim periods are necessarily indicative of the results which can be expected for full years

NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $737,592,for the period to March 31, 2004, and has raised additional financing in order to finance its business activities on an ongoing basis. The Company closed a private placement on February 20, 2004 which raised $ 6,115,987 net of costs.

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

NOTE 8- COMMON STOCK TRANSACTIONS

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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