Form 10QSB/A
period 2004-03-31
ELECTRONIC GAME CARD INC
filed 2004-08-20
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ To _______


                         Commission file number 0-25853

                           Electronic Game Card, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Nevada                            87-0570975
         ------------------------------    ---------------------------------
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         Incorporation or organization)

                 19th Floor, 712 5th Avenue, New York, NY 10019
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (646) 723-8946
                            -------------------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date: May 10, 2004   21,035,118
                                                -------------------------

      Transitional Small Business Disclosure Format (check one). Yes   ;  No  X
                                                                    ---      ---

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                     March 31,      December 31,
                                                       2004            2003
                                                   -----------      -----------
ASSETS:

CURRENT ASSETS:

     Cash & Cash Equivalents                       $ 4,070,125      $     6,732
     Accounts Receivable                                80,250               --
     Prepaid Expense                                     7,059            6,873
     Value Added Tax Receivable                         20,141            7,868
     Other Receivable                                  135,164               --
     Note Receivable                                    59,837           42,270
                                                   -----------      -----------
          Total Current Assets                       4,372,576           63,743
                                                   -----------      -----------

PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment                       6,848            6,015
     Office Equipment                                   45,464            8,598
     Less: Accumulated Depreciation                    (18,625)          (6,177)
                                                   -----------      -----------
          Net Fixed Assets                              33,687            8,436
                                                   -----------      -----------

Net Assets of Discontinued Operations                   50,040           50,040
                                                   -----------      -----------

TOTAL ASSETS                                       $ 4,456,303      $   122,219
                                                   ===========      ===========

                           ELECTRONIC GAME CARD, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                     (Unaudited)
                                                       March 31,    December 31,
                                                        2004           2003
                                                     -----------    -----------

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts Payable                                $   170,731    $   297,357
     Accrued Payroll Liabilities                         143,763        101,388
                                                     -----------    -----------
          Total Current Liabilities                      314,494        398,745
                                                     -----------    -----------

NON-CURRENT LIABILITIES:
     Long Term Note Payable                               32,570        912,205
                                                     -----------    -----------
          Total Non-Current Liabilities                   32,570        912,205
                                                     -----------    -----------

Net Liabilities of Discontinued Operations                11,094          6,785
                                                     -----------    -----------

     TOTAL LIABILITIES                                   358,158      1,317,735
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
     Common Stock, Par Value $.001,
     Authorized 100,000,000 shares
     Issued 20,676,812 and 13,823,062 shares at
     March 31, 2004 and December 31, 2003                 20,677         13,823
Paid-In Capital                                        6,103,412             --
Currency Translation Adjustment                         (233,798)      (118,441)
Retained Deficit                                        (157,495)      (157,495)
Deficit Accumulated During the Development Stage      (1,634,651)      (933,403)
                                                     -----------    -----------

     TOTAL STOCKHOLDERS'S EQUITY                       4,098,145     (1,195,516)
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY          $ 4,456,303    $   122,219
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.


                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Cumulative
                                                                                   Since
                                                                                April 6, 2000
                                                   For the Three Months Ended   Inception of
                                                           March 31,            Development
                                                      2004           2003          Stage
                                                   -----------    -----------    -----------

Revenue:                                           $    80,250    $        --    $    88,567

Cost of Good Sold                                           --             --         13,452
                                                   -----------    -----------    -----------
Gross Profit (Loss)                                     80,250             --         75,115
                                                   -----------    -----------    -----------

Expenses:
Selling and Marketing Expense                          180,361         13,510        127,293
General & Administrative                                80,805         47,826        356,608
Consulting Expenses                                    349,780        130,560        872,529
Salaries and Wages                                     166,722         65,350        344,755
                                                   -----------    -----------    -----------
     Total Operating Expenses                          777,668        257,246      1,701,185

     Loss from Operations                             (697,418)      (257,246)    (1,626,070)
                                                   -----------    -----------    -----------

Other Income (Expense)
Interest, Net                                              479           (175)        (2,607)
                                                   -----------    -----------    -----------

Net Loss from Continuing Operations before Taxes      (696,939)      (257,421)    (1,628,677)

Income Taxes                                                --             --           (455)
                                                   -----------    -----------    -----------

     Net Loss from Continuing Operations              (696,939)      (257,421)    (1,629,132)

Discontinued Operations:
     Net Loss from operations of Scientific
        Energy, Inc. To be disposed, net of tax
        effects of $0                                   (4,309)            --         (5,519)
                                                   -----------    -----------    -----------

     Net Loss                                      $  (701,248)   $  (257,421)   $(1,634,651)
                                                   ===========    ===========    ===========

Basic & Diluted Loss Per Share:
     Continuing Operations                         $     (0.05)   $     (0.02)
     Discontinued Operations                                --             --
                                                   -----------    -----------
                                                   $     (0.05)   $     (0.02)
                                                   ===========    ===========

Weighted Average Shares                             16,838,712     12,696,595
                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                    Cumulative
                                                                                      Since
                                                                                   April 6, 2000
                                                      For the Three Months Ended    Inception of
                                                               March 31,            Development
                                                         2004          2003           Stage
                                                     -----------    -----------    -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $  (701,248)   $  (257,421)   $(1,634,651)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                              12,192            677         18,368
Stock Issued for Expenses                                     --             --            159
Foreign Currency Translation                            (115,457)        60,600       (227,811)
Net Loss from Discontinued Operations                      4,309             --          5,519

Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable               (80,250)            --        (80,250)
(Increase) Decrease in Prepaid Expenses                     (186)        (9,633)        (7,059)
(Increase) Decrease in Value Added Tax Receivable        (12,273)        (4,204)       (20,141)
Increase (Decrease) in Accounts Payable                 (126,626)        46,021         95,213
Increase (Decrease) in Accrued Payroll Liabilities        42,375             --        143,763
                                                     -----------    -----------    -----------
  Net Cash Used in continuing activities                (977,164)      (163,960)    (1,706,890)
  Net Cash Used in discontinued activities                    --             --         (1,250)
                                                     -----------    -----------    -----------
  Net Cash Used in operating activities                 (977,164)      (163,960)    (1,708,140)
                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger                                       --             --          3,834
Purchase of Plant and Machinery Equipment                     --             --         (6,015)
Purchase of Office Equipment                             (35,889)            --        (44,487)
                                                     -----------    -----------    -----------
  Net cash provided by investing activities              (35,889)            --        (46,668)
                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock                     6,110,266             --      6,110,266
Amount Loaned on Note Receivable                         (16,316)            --        (59,837)
Payment on Long-Term Note Payable                     (1,030,086)       (32,518)    (1,066,142)
Proceeds from Long-Term Note Payable                      12,482        199,584        840,761
                                                     -----------    -----------    -----------
  Net Cash Provided by Financing Activities            5,076,346        167,066      5,825,048
                                                     -----------    -----------    -----------


                           ELECTRONIC GAME CARD, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                  (Unaudited)

                                                                Cumulative
                                                                  since
                                                                 April 6,
                                                                   2000
                                  For the Three Months Ended    Inception of
                                          March 31,             Development
                                     2004          2003           Stage
                                  -----------   -----------    -----------

Net (Decrease) Increase in Cash   $ 4,063,293   $     3,106    $ 4,070,240
Foreign Exchange Effect on Cash           100          (215)          (115)
Cash at Beginning of Period             6,732        13,909             --
                                  -----------   -----------    -----------
Cash at End of Period             $ 4,070,125   $    16,800    $ 4,070,125
                                  ===========   ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                        $        --   $        --    $     1,470

  Income taxes                    $        --   $        --    $       455

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      This summary of accounting policies for Electronic Game, Inc.(a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

      The unaudited financial statements as of March 31, 2004 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $1,715,000 for the period from April 6, 2000 (inception) to March 31, 2004.

      The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from sale of its electronic game cards.

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

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

      On December 5, 2003, the Company acquired 100% of the outstanding stock of the Electronic Game Card, Inc. (Nevada) in a reverse acquisition. At this time, a new reporting entity was created and the name of the Company was changed to Electronic Game Card, Inc.

      As of March 31, 2004, the Company is in the development stage and has not begun planned principal operations.

Principals of Consolidation

      The  consolidated   financial  statements  include  the  accounts  of  the
following companies:

      o     Electronic Game Card, Ltd. (United Kingdom Corporation)
      o     Electronic Game Card Marketing (A Delaware Corporation)
      o     Scientific Energy, Inc. (Utah Corporation)

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

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

Depreciation

      Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

          Asset                               Rate
          -----------------------------       ----
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

      Depreciation Expense for the three months ending March 31, 2004 and 2003 were $12,192 and $677.

Advertising Costs

      Advertising  costs are  expensed as  incurred.  For the three months ended
March  31,  2004  and  2003,   advertising  costs  were  $180,361  and  $13,510,
respectively.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Revenue recognition

      Revenue is recognized from sales of product at the time of shipment to customers.

Foreign Currency Translation

      The Company's functional currency is the British Pound and the reporting currency is the U.S. Dollar. All elements of financial statements are translated using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. Stockholders' Equity is translated using the historical rate. For revenues, expenses, gains and losses the weighted average exchange rate for the period is used. Translation gains and losses are included as a separate component of stockholders' equity. Gain and losses resulting from foreign currency transactions are included in net income.

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

Loss per Share

      Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of March 31, 2004, the Company had 4,098,875 warrants outstanding to purchase 4,098,875 shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for March 31, 2004 and 2003 and are thus not considered.

Income Taxes

      t 6 0 The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 4 - NOTES RECEIVABLE

      As of March 31, 2004 and December 31, 2003, the following amounts were owed to the Company:

                                                         March 31,  December 31,
                                                           2004       2003
                                                         --------   --------

Note Receivable, Interest equal
 to LIBOR, due upon demand                               $ 48,880   $ 31,602

Note Receivable, no interest, due upon demand              10,957     10,668
                                                         --------   --------

Total Note Receivable                                    $ 59,837   $ 42,270
                                                         ========   ========

NOTE 5 - LONG-TERM NOTES PAYABLE

         As of March 31, 2004 and December 31, 2003, the Company has the following amounts due:
                                                         March 31, December 31,
                                                           2004       2003
                                                         --------   --------
Note Payable, Interest equal to LIBOR, due within 14
 days of Company initiating public offering or due
     on demand, secured by all assets of the Company     $     --   $883,402


Note Payable, Interest equal to LIBOR, due
 November 2, 2004 or 14 days of Company initiating
 public offering, secured by assets of the Company         32,570     28,803
                                                         --------   --------

Total Long-Term Debt                                     $ 32,570   $912,205
                                                         ========   ========

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

      During the three months ending March 31, 2004 and 2003, a former officer of the Company received $27,600 (15,000UK) and $3,280 (2,000UK) and the president received $113,390 (61,625UK) and $0 for providing consulting services.

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

      On February 20, 2004, the Company issued 6,853,750 common shares and 3,426,875 warrants for $1.00 per share.

NOTE 8 - WARRANTS

      In connection with the private placement on February 20, 2004, the Company issued 3,426,875 warrants. Each warrant is exercisable for a period of five years at a price of $1.00 for one share of common stock. The warrants were determined to have no value at the time of their issuance.

      In addition, on February 20, 2004, the Company issued additional warrants as consideration for assistance in placing the common stock. The warrants were issued as follows: 1) Warrants to purchase up to 353,750 shares of common stock at an exercise price of $1.00 per share were granted to Middlebury Capital LLC. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 2) Warrants to purchase up to 32,000 shares of common stock at an exercise price of $1.00 per share were granted to National Securities, Inc. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 3) Warrants to purchase up to 200,000 shares of common stock at an exercise price of $1.00 per share were granted to First Securities USA, Inc.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 8 - WARRANTS (Continued)

These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 4) Warrants to purchase up to 86,250 shares of common stock at an exercise price of $1.00 per share were granted to IQ Ventures. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. These warrants were issued for issuance costs and recorded in paid in capital.

      The following table sets forth the warrants outstanding as of March 31, 2004. There were no options or warrants were outstanding as of March 31, 2003.


                                                                                       Weighted
                                                                         Option /       Average        Weighted
                                                                        Warrants        Exercise       Average
                                                                         Shares          Price         Fair Value
                                                                       -----------    -----------    -------------


Warrants outstanding, December 31, 2003                                         --    $        --


Granted, Exercise price more than fair value                                    --             --
Granted, Exercise price less than fair value                             4,098,875           1.00           1.95
Expired                                                                         --

Exercised                                                                       --             --

Warrants outstanding, March 31, 2004                                     4,098,875          $1.00
                                                                       ===========    ===========


      Exercise prices for warrants outstanding as of March 31, 2004 was $1.00. A summary of these options by range of exercise prices is shown as follows:

                                                                                   Weighted-            Weighted-
                                            Weighted-          Shares/              Average              Average
                          Shares /           Average           Warrants          Exercise Price        Contractual
     Exercise             Warrants           Exercise         Currently            Currently            Remaining
      Price              Outstanding          Price          Exercisable          Exercisable              Life
-------------------    ----------------    -------------    ---------------    -------------------    ---------------

$             1.00           4,098,875     $       1.00          4,098,875     $             1.00        5 years


                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 9 - DISCONTINUED OPERATIONS

      On December 5, 2003, the Company entered into an agreement with Scientific Energy, Inc. Utah, that upon completion, 100% (20,000,000 shares) of the Scientific Energy's shares would be returned, and the Company would cease to be a wholly owned subsidiary of Electronic Game Card, Inc. As of the date of this report, the transaction has not been completed.

      The assets and liabilities of Scientific Energy, Inc. Utah to be disposed of consisted of the following:

                               March 31,        December 31,
                                 2004              2003
                               -------            -------

Cash                           $    40            $    40
Intangibles                     50,000             50,000
                               -------            -------
Total Assets                    50,040             50,040
                               -------            -------

Accounts Payable                 9,893              5,595
Income Tax Payable                 100                100
Shareholder Loan                 1,101              1,090
                               -------            -------
Total Liabilities               11,094              6,785
                               -------            -------

Net Assets to be Disposed of   $38,946            $43,255
                               =======            =======

      Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at March 31, 2004 and December 31, 2003.

      Operating results of this discontinued operation for the three months ended March 31, 2004 are shown separately in the accompanying consolidated statement of operations. The statement of operations for the three months ended March 31, 2003, have not been restated as the Company did not own Scientific Energy at this time. The operating results of the discontinued operations for the three months ended March 31, 2004 consist of:


General and Administrative Expenses                        $    4,298
Interest Expense                                                   11
                                                           ----------

Net Loss                                                   $   (4,309)
                                                           ==========

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 10 - CONTINGENCIES

      Currently, Electronic Game Card, Ltd. is a party to a lawsuit brought in the Central London County Court by a former consultant. The claim is for arrears of remuneration totaling $49,117 (27,625UK), remuneration for six months' notice period of $57,341 (32,250UK) to be assessed in relation to the Senior Executive Bonus Scheme, interest, costs and "further or other relief" arising from EGC's alleged breaches of a written agreement. In conjunction, EGC has filed a counterclaim which seeks damages in excess of $26,670 but limited to $88,900 and interest. The case is listed for trial between June 24, 2004 and August 20, 2004. It is uncertain as to the outcome of the proceedings, but managements estimates a possible loss of $91,500 (50,000UK). As of March 31, 2004 and December 31, 2003, the company has recorded$91,500 and $88,900 in accounts payable for this lawsuit.

NOTE 11 - COMMITMENTS

      In connection with a distribution agreement the company entered into with Scientific Games International, Inc.(SGI) the Company issued the right to purchase up to ten percent of the issued and outstanding shares of EGC, Inc. on a fully diluted basis at anytime until an Electronic Game Card initial public offering. SGI has the right to purchase the common equity at a price per share equal to the lesser of (a) $0.75 per share of common equity, or (b) 50% of the price of any common equity sold by either Electronic Game Card, Ltd. Or Electronic Game Card, Inc. after May 2, 2003 in the most recent prior offered or proposed offering of their securities, whether public, private or through a business combination transaction.

      The Company leases office space in London on a month-to-month agreement. The terms for the agreement required a deposit of $5,490 (3,000UK) and monthly rent of $5,520 (3,000UK).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The  following   information  should  be  read  in  conjunction  with  the
consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB/A.

GENERAL

      Electronic Game Card, Inc., is a supplier of innovative gaming devices to the lottery and promotional industry worldwide. Our lead product is the EGC GameCard, a revolutionary credit card-sized pocket game combining interactive capability with "instant win" excitement. We are a development stage company, we had revenues of $88,567 from operations, and we expect to generate further revenues in the near future. For the three months ended March 31, 2004, we incurred net losses of $701,248.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's President has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB/A, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

      (i) this Quarterly Report on Form 10-QSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB/A, and

      (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB/A, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB/A.

      There have been no significant changes in the Company's internal controls or in other factors since the date of the President's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

On February 20, 2004, the Company issued 6,853,750 shares of common stock in connection with a private placement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included as part of this report:

Exhibit
Number   Title of Document

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed.

      On February 27, 2004, the Company filed a current report under Item 5 announcing the closing of its private placement.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              ELECTRONIC GAME CARD


Date: August __, 2004                     By: /s/ John R Bentley
                                          --------------------------------------
                                          John R Bentley
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: August __, 2004                     By: /s/ Linden Boyne
                                          --------------------------------------
                                          Linden Boyne
                                          Secretary / Treasurer
                                          (Principal Financial Officer)