Form 10QSB
period 2004-06-30
ELECTRONIC GAME CARD INC
filed 2004-08-20
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 0-25853

                           Electronic Game Card, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                    87-0570975
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                 19th Floor, 712 5th Avenue, New York, NY 10019
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (646) 723-8946
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:    June 30, 2004     20,676,812
                                               ---------------------------------

      Transitional Small Business Disclosure Format (check one). Yes [_]; No [X]

                                     PART I

ITEM  1. FINANCIAL STATEMENTS

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                          (Unaudited)
                                            June 30,       December 31,
                                              2004            2003
                                          -----------      -----------
ASSETS:

CURRENT ASSETS:
     Cash & Cash Equivalents              $ 2,453,551      $     6,732
     Accounts Receivable                       80,250               --
     Raw Materials Inventory                   12,649
     Prepaid Expense                            6,985            6,873
     Value Added Tax Receivable                22,783            7,868
     Related Party Receivable                 173,796               --
     Note Receivable                           77,277           42,270
                                          -----------      -----------
          Total Current Assets              2,827,291           63,743
                                          -----------      -----------

PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment              6,776            6,015
     Office Equipment                          57,361            8,598
     Furniture & Fixtures                         345               --
     Less: Accumulated Depreciation           (20,631)          (6,177)
                                          -----------      -----------
          Net Fixed Assets                     43,851            8,436
                                          -----------      -----------

Net Assets of Discontinued Operations          50,040           50,040
                                          -----------      -----------

TOTAL ASSETS                              $ 2,921,182      $   122,219
                                          ===========      ===========

                           ELECTRONIC GAME CARD, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                     (Unaudited)
                                                       June 30,      December 31,
                                                        2004             2003
                                                     -----------      -----------
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                                $   136,581      $   297,357
     Accrued Payroll Liabilities                          87,124          101,388
                                                     -----------      -----------
          Total Current Liabilities                      223,705          398,745
                                                     -----------      -----------

NON-CURRENT LIABILITIES:
     Long Term Note Payable                                   --          912,205
                                                     -----------      -----------
          Total Non-Current Liabilities                       --          912,205
                                                     -----------      -----------
Net Liabilities of Discontinued Operations                11,842            6,785
                                                     -----------      -----------

     TOTAL LIABILITIES                                   235,547        1,317,735
                                                     -----------      -----------

STOCKHOLDERS' EQUITY
     Common Stock, Par Value $.001,
     Authorized 100,000,000 shares
     Issued 20,676,812 and 13,823,062 shares at
     June 30, 2004 and December 31, 2003                  20,677           13,823
Paid-In Capital                                        6,103,412               --
Currency Translation Adjustment                         (557,665)        (118,441)
Retained Deficit                                        (157,495)        (157,495)
Deficit Accumulated During the Development Stage      (2,723,294)        (933,403)
                                                     -----------      -----------

     TOTAL STOCKHOLDERS'S EQUITY                       2,685,635       (1,195,516)
                                                     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY          $ 2,921,182      $   122,219
                                                     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Cumulative
                                                                                                                          Since
                                                                                                                      April 6, 2000
                                                    For the Three Months Ended        For the Six Months Ended        Inception of
                                                             June 30,                          June 30,                Development
                                                      2004              2003           2004                2003          Stage
                                                   -----------      -----------      -----------      -----------      -----------
Revenue:                                           $        --      $        --      $    80,250      $        --      $    88,567

Cost of Good Sold                                           --               --               --               --           13,452
                                                   -----------      -----------      -----------      -----------      -----------
Gross Profit (Loss)                                         --               --           80,250               --           75,115
                                                   -----------      -----------      -----------      -----------      -----------
Expenses:
Selling and Marketing Expense                          171,373               --          351,734           38,278          298,666
General & Administrative                               160,310           28,175          241,115           93,771          516,918
Consulting Expenses                                    571,012           26,177          920,792          116,805        1,443,541
Salaries and Wages                                     193,542           87,391          360,264          177,609          538,297
                                                   -----------      -----------      -----------      -----------      -----------
     Total Operating Expenses                        1,096,237        1,873,905          426,463        2,797,422

     Loss from Operations                           (1,096,237)        (141,743)      (1,793,655)        (426,463)      (2,722,307)
                                                   -----------      -----------      -----------      -----------      -----------
Other Income (Expense)
Interest, Net                                            8,342             (677)           8,821             (801)           5,735
                                                   -----------      -----------      -----------      -----------      -----------
Net Loss from Continuing Operations before Taxes    (1,087,895)        (142,420)      (1,784,834)        (427,264)      (2,716,572)
Income Taxes                                                --               --               --               --             (455)
                                                   -----------      -----------      -----------      -----------      -----------

     Net Loss from Continuing Operations            (1,087,895)        (142,420)      (1,784,834)        (427,264)      (2,717,027)
                                                   -----------      -----------      -----------      -----------      -----------

                           ELECTRONIC GAME CARD, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                  (Continued)

                                                                                                                     Cumulative
                                                                                                                        Since
                                                                                                                    April 6, 2000
                                                     For the Three Months Ended       For the Six Months Ended      Inception of
                                                              June 30,                        June 30,               Development
                                                       2004             2003            2004           2003            Stage
                                                    ------------    ------------    ------------    ------------     ------------
Discontinued Operations:
     Net Loss from operations of Scientific
        Energy, Inc. To be disposed, net of tax
        effects of $0                               $       (748)   $         --    $     (5,057)   $         --     $     (6,267)


     Net Loss                                       $ (1,088,643)   $   (142,420)   $ (1,789,891)   $   (427,264)    $ (2,723,294)
Discontinued Operations:
     Net Loss from operations of Scientific
Basic & Diluted Loss Per Share:
     Continuing Operations                          $      (0.05)   $      (0.01)   $         --    $         --
     Discontinued Operations                                  --              --              --              --
                                                    ------------    ------------    ------------    ------------
                                                    $      (0.05)   $      (0.01)   $         --    $         --

Weighted Average Shares                               20,676,812      12,696,595      18,746,111      12,696,595

The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                          Cumulative
                                                                                             Since
                                                                                        April 6, 2000
                                                         For the Six Months Ended        Inception of
                                                                 June 30,                Development
                                                           2004            2003             Stage
                                                       -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $(1,789,891)     $  (427,264)     $(2,723,294)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                                14,454            1,161           20,630
Stock Issued for Expenses                                       --               --              159
Foreign Currency Translation                              (441,537)         103,780         (554,106)
Net Loss from Discontinued Operations                        5,057               --            6,267

Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                 (80,250)              --          (80,250)
(Increase) Decrease in Raw Materials Inventory             (12,649)          (9,575)         (12,649)
(Increase) Decrease in Prepaid Expenses                       (112)              --           (6,985)
(Increase) Decrease in Value Added Tax Receivable          (14,915)           8,950          (22,783)
Increase (Decrease) in Accounts Payable                   (160,776)          79,080           61,063
Increase (Decrease) Bank Overdraft                              --            1,699               --
Increase (Decrease) in Accrued Payroll Liabilities         (14,264)          65,284           87,124
                                                       -----------      -----------      -----------
  Net Cash Used in continuing activities                (2,494,883)        (176,885)      (3,224,824)
  Net Cash Used in discontinued activities                      --               --           (1,250)
                                                       -----------      -----------      -----------
  Net Cash Used in operating activities                 (2,494,883)        (176,885)      (3,226,074)
                                                       -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger                                         --               --            3,834
Purchase of Plant and Machinery Equipment                     (761)              --           (6,776)
Purchase of Office Equipment                               (48,763)              --          (57,361)
Purchase of Furniture & Fixture                               (345)              --             (345)
                                                       -----------      -----------      -----------
  Net cash provided by investing activities                (49,869)              --          (60,648)
                                                       -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock                       6,110,266               --        6,110,266
Amount Loaned on Related Party Receivables                 (77,277)              --          (77,277)
Amount Loaned on Note Receivable                           (24,166)         (18,483)         (66,436)

                           ELECTRONIC GAME CARD, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                  (Unaudited)

                                                                                         Cumulative
                                                                                           since
                                                                                         April 6,
                                                                                           2000
                                                        For the Six Months Ended        Inception of
                                                              June 30,                  Development
                                                         2004             2003             Stage
                                                      -----------      -----------      -----------
Payment on Long-Term Note Payable                     $(1,032,047)     $   (32,518)     $(1,069,354)
Proceeds from Long-Term Note Payable                       12,482          213,577          840,761
                                                      -----------      -----------      -----------
  Net Cash Provided by Financing Activities             4,989,258          162,576        5,737,960
                                                      -----------      -----------      -----------


Net (Decrease) Increase in Cash                         2,444,506          (14,309)       2,451,238
Foreign Exchange Effect on Cash                             2,313              400            2,313
Cash at Beginning of Period                                 6,732           13,909               --
                                                      -----------      -----------      -----------
Cash at End of Period                                 $ 2,453,551                $      $ 2,453,551
                                                      ===========      ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                            $       258      $       850      $     1,728
  Income taxes                                        $                $                $       455

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

Interim Reporting

      The unaudited financial statements as of June 30, 2004 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,723,294 for the period from April 6, 2000 (inception) to June 30, 2004.

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

      As of June 30, 2004, the Company is in the development stage and has not begun planned principal operations.

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

Depreciation

      Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                         Asset                              Rate
            ---------------------------------------- -------------------

            Plant and Machinery Equipment                       3 years
            Office Equipment                                    3 years
            Furniture & Fixtures                                7 years

      Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

      Depreciation Expense for the six months ending June 30, 2004 and 2003 were $14,454 and $1,161.

Advertising Costs

      Advertising costs are expensed as incurred. For the six months ended June 30, 2004 and 2003, advertising costs were $351,734 and $38,278, respectively.

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

Inventory

      Raw materials inventory is stated at a lower of cost and fair market value.

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

Loss per Share

      Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of June 30, 2004, the Company had 4,098,875 warrants outstanding to purchase 4,098,875 shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for June 30, 2004 and 2003 and are thus not considered.

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 4 - NOTES RECEIVABLE

      As of June 30, 2004 and December 31, 2003, the following amounts were owed to the Company:

                                                       June 30,    December 31,
                                                         2004          2003
                                                       -------       -------

Note Receivable, Interest equal to LIBOR, due upon
   demand                                              $66,435       $31,602

Note Receivable, no interest, due upon demand           10,842        10,668
                                                       -------       -------

Total Note Receivable                                  $77,277       $42,270
                                                       =======       =======

NOTE 5 - LONG-TERM NOTES PAYABLE

      As of June 30, 2004 and December 31, 2003, the Company has the following amounts due:

                                                               June 30,          December 31,
                                                                2004               2003
                                                             ------------        ------------
Note Payable to related party, Interest equal to LIBOR,
due within 14 days of Company initiating public offering
or due on demand, secured by all assets of the Company       $         --        $    883,402

Note Payable to related party, Interest equal to LIBOR,
due November 2, 2004 or 14 days of Company initiating
public offering, secured by assets of the Company                      --              28,803
                                                             ------------        ------------

Total Long-Term Debt                                         $         --        $    912,205
                                                             ============        ============

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

      During the six months ending June 30, 2004 and 2003, a former officer of the Company received $120,419 (66,530 UK) and $3,280 (2,000UK) and the president received $174,426 (96,368UK) and $0 for providing consulting services.

      During the three months ended June 30, 2004, the Company loaned $173,796 to certain related businesses. The receivables are due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest, see long-term notes payable, Note 5.

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

      The following table sets forth the warrants outstanding as of June 30, 2004. There were no options or warrants were outstanding as of June 30, 2003.

                                                               Weighted
                                                  Option /      Average       Weighted
                                                  Warrants      Exercise      Average
                                                   Shares        Price       Fair Value
                                                 ---------     ---------     ---------
Warrants outstanding, December 31, 2003                 --     $      --

Granted, Exercise price more than fair value            --            --
Granted, Exercise price less than fair value     4,098,875          1.00          1.95
Expired                                                 --
Exercised                                               --
                                                 ---------

Warrants outstanding, June 30, 2004              4,098,875     $    1.00
                                                 =========     =========     =========

      Exercise prices for warrants outstanding as of June 30, 2004 was $1.00. A summary of these options by range of exercise prices is shown as follows:

                                                                                   Weighted-            Weighted-
                                             Weighted-         Shares/              Average              Average
                           Shares /          Average           Warrants          Exercise Price        Contractual
       Exercise           Warrants           Exercise         Currently            Currently            Remaining
        Price            Outstanding          Price           Exercisable         Exercisable              Life
     ----------           ---------         ----------         ---------           ----------           ----------
     $     1.00           4,098,875         $     1.00         4,098,875           $     1.00            5 years

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 9 - DISCONTINUED OPERATIONS

      On December 5, 2003, the Company entered into an agreement with Scientific Energy, Inc. (Utah), that upon completion, 100% (20,000,000 shares) of the Scientific Energy's shares would be returned, and the Company would cease to be a wholly owned subsidiary of Electronic Game Card, Inc. As of the date of this report, the transaction has not been completed.

      The assets and liabilities of Scientific Energy, Inc. (Utah) to be disposed of consisted of the following:

                                   June 30,        December 31,
                                    2004               2003
                                 ----------        ----------
Cash                             $       40        $       40
Intangibles                          50,000            50,000
                                 ----------        ----------
Total Assets                         50,040            50,040
                                 ----------        ----------

Accounts Payable                     10,286             5,595
Income Tax Payable                      100               100
Shareholder Loan                      1,456             1,090
                                 ----------        ----------
Total Liabilities                    11,842             6,785
                                 ----------        ----------

Net Assets to be Disposed of     $   38,198        $   43,255
                                 ==========        ==========

      Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at June 30, 2004 and December 31, 2003.

      Operating results of this discontinued operation for the three months ended June 30, 2004 are shown separately in the accompanying consolidated statement of operations. The statement of operations for the three and six months ended June 30, 2003, have not been restated as the Company did not own Scientific Energy at this time. The operating results of the discontinued operations for the three and six months ended June 30, 2004 consist of:

                                         3 months       6 months
                                        ----------     ----------
General and Administrative Expenses     $      194     $    4,492
Interest Expense                               554            565
                                        ----------     ----------

Net Loss                                $     (748)    $   (5,057)
                                        ==========     ==========

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 10 - CONTINGENCIES

      Currently, Electronic Game Card, Ltd. is a party to a lawsuit brought in the Central London County Court by a former consultant. The claim is for arrears of remuneration totaling $49,117 (27,625UK), remuneration for six months' notice period of $57,341 (32,250UK) to be assessed in relation to the Senior Executive Bonus Scheme, interest, costs and "further or other relief" arising from EGC's alleged breaches of a written agreement. In conjunction, EGC has filed a counterclaim which seeks damages in excess of $26,670 but limited to $88,900 and interest. The case is listed for trial between June 24, 2004 and August 20, 2004. It is uncertain as to the outcome of the proceedings, but managements estimates a possible loss of $90,500 (50,000UK). As of June 30, 2004 and December 31, 2003, the company has recorded$90,500 and $88,900 in accounts payable for this lawsuit.

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

GENERAL

      Electronic Game Card, Inc., is a supplier of innovative gaming devices to the lottery and promotional industry worldwide. Our lead product is the EGC GameCard, a revolutionary credit card-sized pocket game combining interactive capability with "instant win" excitement. We are a development stage company, we had revenues of $88,567 from the sale of sample cards, and we expect to generate further revenues in the near future. For the six months ended June 30, 2004, we incurred net losses of $1,789,891.

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

      We have two distinct markets for our GameCard product: the Lottery market and the Sales Promotion market.

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

      The Company owns 100% of the share capital of Electronic Game Card, Ltd., a company incorporated under the laws of England, through its wholly owned U.S. subsidiary Electronic Game Card Marketing, Inc. (Delaware). Electronic Game Card Marketing Inc., is the marketing and sales operating division of Electronic Game Card Inc.


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

      In January 2004 we opened a New York sales office to deal directly with specialist agencies in the sales promotion market in the United States. The Company maintains its European headquarters at Savannah House, 5th Floor, Charles II Street, London, SW1Y 4QU, United Kingdom. It is the Company's intention to staff each of these offices with sufficient sales and marketing personnel to address their respective markets. Staff will be responsible for liaising with the distributors of the EGC GameCard and ensuring that product is delivered to clients via the centralized production process.

      We believe that we have the opportunity to become a leading business providing an innovative gaming, platform technology servicing the sales promotion and lottery markets in the next five years if we successfully execute our growth strategy.

      In June 2004 Electronic Game Card Marketing Inc, a subsidiary of the Company, unveiled its new XOGO GameCard product line at the Promax 2004 Conference in New York. XOGO has been designed to address the specific needs of the $48.1 billion annual prize rewards and competitions sector of the American sales and promotion industry. The launch of the XOGO product line coincided with the expansion of the company's US sales team in New York and Chicago.

      The XOGO multi-play GameCard is supported by the EGC Sales Marketing and Games Design teams in the US and in Europe, who work with brands or agencies to customize the many XOGO GameCard applications to each brand's individual goals. The teams advise on the most appropriate means of promotion from the XOGO games portfolio.

      We intend to sell our products through an internal sales team as well as through licensing agreements with certain third parties. Our internal sales team consists of 7 individuals. We currently have sales offices in London, New York and Chicago. Our sales team has relevant experience in their appropriate markets. We also intend to utilize a customer relationship management system to allow our staff to share information directly with sales agents.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's President has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

            (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB/A, and

            (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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

None

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

       (b)
Reports on Form 8-K filed.

      On June 3, 2004, the Company filed a current report under Item 5 announcing that the Company had been verbally informed by the Securities and Exchange Commission that the effective date for the SB-2 Registration Statement filed on May13, 2004 is May 27, 2004 at 5.00pm.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              ELECTRONIC GAME CARD


Date: August __, 2004                           By:   /s/ John  R  Bentley
                                                --------------------------------
                                                John R Bentley
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)


Date: August __, 2004                           By:   /s/ Linden Boyne
                                                --------------------------------
                                                Linden Boyne
                                                Secretary / Treasurer
                                                (Principal Financial Officer)