Form 10QSB
period 2004-09-30
ELECTRONIC GAME CARD INC
filed 2004-11-16
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    MARK ONE)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2004

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


                 19th Floor, 712 5th Avenue, New York, NY 10019
                    (Address of Principal Executive Offices)

                                 (646) 723-8946
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 29, 2004 21,715,953

   Transitional Small Business Disclosure Format (check one). Yes [_]; No [X]

PART I

Item 1.  Financial Statements

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS




                                                    (Unaudited)
                                                  September 30,   December 31,
                                                           2004           2003
                                                    -----------    -----------

ASSETS:

CURRENT ASSETS:
     Cash & Cash Equivalents                        $ 1,662,696    $     6,732
     Accounts Receivable                                 80,250             --
     Raw Materials Inventory                             33,430             --
     Prepaid Expense                                     91,178          6,873
     Value Added Tax Receivable                          24,053          7,868
     Related Party Receivable                           134,647             --
     Note Receivable                                     77,277         42,270
                                                    -----------    -----------
          Total Current Assets                        2,103,531         63,743
                                                    -----------    -----------

PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment                        6,776          6,015
     Office Equipment                                    57,361          8,598
     Furniture & Fixtures                                   345             --
     Less: Accumulated Depreciation                     (20,497)        (6,177)
                                                    -----------    -----------
          Net Fixed Assets                               43,985          8,436
                                                    -----------    -----------

Net Assets of Discontinued Operations                    50,040         50,040
                                                    -----------    -----------

TOTAL ASSETS                                        $ 2,197,556    $   122,219
                                                    ===========    ===========

ELECTRONIC GAME CARD, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Continued)

                                                    (Unaudited)
                                                   September 30,    December 31,
                                                           2004            2003
                                                    -----------     -----------

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                               $   243,404     $   297,357
     Accrued Payroll Liabilities                         83,742         101,388
                                                    -----------     -----------
          Total Current Liabilities                     327,146         398,745
                                                    -----------     -----------

NON-CURRENT LIABILITIES:
     Long Term Note Payable                                  --         912,205
                                                    -----------     -----------
          Total Non-Current Liabilities                      --         912,205
                                                    -----------     -----------

Net Liabilities of Discontinued Operations               13,713           6,785
                                                    -----------     -----------

     TOTAL LIABILITIES                                  340,859       1,317,735
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
     Common Stock, Par Value $.001,
     Authorized 100,000,000 shares
     Issued 20,676,812 and 13,823,062 shares at
     September 30, 2004 and December 31, 2003            20,667          13,823
Paid-In Capital                                       6,103,413              --
Currency Translation Adjustment                        (542,640)       (118,441)
Retained Deficit                                       (157,495)       (157,495)
Deficit Accumulated During the Development Stage     (3,567,248)       (933,403)
                                                    -----------     -----------

     TOTAL STOCKHOLDERS'S EQUITY                      1,856,697      (1,195,516)
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY         $ 2,197,556     $   122,219
                                                    ===========     ===========


The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Cumulative
                                                                                                                         Since
                                                                                                                     April 6, 2000
                                                          For the Three Months Ended     For the Nine Months Ended    Inception of
                                                                 September 30,                  September 30,         Development
                                                                 2004           2003           2004           2003       Stage
                                                          -----------    -----------    -----------    -----------    -----------
Revenue:                                                       $              $         $    80,250         $         $    88,567
Cost of Good Sold                                                  --             --             --             --         13,452
                                                          -----------    -----------    -----------    -----------    -----------
Gross Profit (Loss)                                                --             --         80,250             --         75,115
                                                          -----------    -----------    -----------    -----------    -----------

Expenses:
Selling and Marketing Expense                                 270,159             --        621,893         38,278        696,246
General & Administrative                                      284,092         38,730        525,207         93,771        801,010
Consulting Expenses                                           367,815             --        938,827        116,805      1,334,155
Salaries and Wages                                            166,722             --        629,260        177,609        807,293
                                                          -----------    -----------    -----------    -----------    -----------
     Total Operating Expenses                               1,088,788         38,730      2,715,187        426,463      3,638,704

     Loss from Operations                                  (1,088,788)       (38,730)    (2,634,937)      (426,463)    (3,563,589)
                                                          -----------    -----------    -----------    -----------    -----------

Other Income (Expense)
Interest, Net                                                    (801)        (1,003)         8,020         (1,804)         4,934
                                                          -----------    -----------    -----------    -----------    -----------


Net Loss from Continuing Operations before Taxes           (1,089,589)       (39,733)    (2,626,917)      (428,267)    (3,558,655)

Income Taxes                                                       --             --             --             --           (455)
                                                          -----------    -----------    -----------    -----------    -----------

     Net Loss from Continuing Operations                   (1,089,589)       (39,733)    (2,626,917)      (428,267)    (3,559,110)

ELECTRONIC GAME CARD, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continued)


                                                                                                               Cumulative
                                                                                                                 Since
                                                                                                             April 6, 2000
                                                   For the Three Months Ended   For the Nine Months Ended     Inception of
                                                            September 30,                September 30,        Development
                                                       2004           2003           2004           2003         Stage
                                                 ------------   ------------   ------------    ------------   ------------
Discontinued Operations:
     Net Loss from operations of Scientific
        Energy, Inc. To be disposed, net of tax
        effects of $0                             $     (1,871)  $         --   $     (6,928)   $         --   $     (8,138)

                                                  ------------   ------------   ------------    ------------   ------------

     Net Loss                                     $ (1,091,460)  $    (39,733)  $ (2,633,845)   $   (428,267)  $ (3,567,248)
                                                  ============   ============   ============    ============   ============

Basic & Diluted Loss Per Share:
     Continuing Operations                        $      (0.05)  $         --   $      (0.14)   $      (0.03)
     Discontinued Operations                                               --             --              --
                                                  ------------   ------------   ------------    ------------
                                                  $      (0.05)       $-        $      (0.14)   $      (0.03)
                                                  ============   ============   ============    ============

Weighted Average Shares                             20,676,812     12,696,595     19,396,531      12,696,595
                                                  ============   ============   ============    ============

The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                    Since
                                                                                                April 6, 2000
                                                                  For the Nine Months Ended     Inception of
                                                                        September 30,            Development
                                                                      2004          2003           Stage
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                          $(2,633,845)   $  (428,267)   $(3,567,248)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                                           14,320          1,202         20,496
Stock Issued for Expenses                                                  --             --            159
Foreign Currency Translation                                         (424,256)        10,320       (536,825)
Net Loss from Discontinued Operations                                   6,928             --          8,138

Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                            (80,250)            --        (80,250)
(Increase) Decrease in Raw Materials Inventory                        (33,430)            --        (33,430)
(Increase) Decrease in Prepaid Expenses                               (84,305)            --        (91,178)
(Increase) Decrease in Value Added Tax Receivable                     (16,185)         7,816        (24,053)
Increase (Decrease) in Accounts Payable                               (53,953)       (44,792)       167,886
Increase (Decrease) Bank Overdraft                                         --             --             --
Increase (Decrease) in Accrued Payroll Liabilities                    (17,646)            --         83,742
                                                                  -----------    -----------    -----------
  Net Cash Used in continuing activities                           (3,322,622)      (453,721)    (4,052,563)
  Net Cash Used in discontinued activities                                 --             --         (1,250)
                                                                  -----------    -----------    -----------
  Net Cash Used in operating activities                            (3,322,622)      (453,721)    (4,053,813)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger                                                    --             --          3,834
Purchase of Plant and Machinery Equipment                                (761)            --         (6,776)
Purchase of Office Equipment                                          (48,763)          (439)       (57,361)
Purchase of Furniture & Fixture                                          (345)            --           (345)
                                                                  -----------    -----------    -----------
  Net cash provided by investing activities                           (49,869)          (439)       (60,648)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock                                  6,110,257             --      6,110,257
Amount Loaned on Related Party Receivables                           (173,796)       (15,102)      (173,796)
Amount Loaned on Note Receivable                                      (35,007)            --        (77,277)
Proceeds From Related Party Receivable                                 39,149             --         39,149

                           ELECTRONIC GAME CARD, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited)

                                                                                                 Cumulative
                                                                                                   since
                                                                                                  April 6,
                                                                                                    2000
                                                                   For the Nine Months Ended    Inception of
                                                                          September 30,          Development
                                                                         2004           2003       Stage
                                                                  -----------    -----------    -----------

Payment on Long-Term Note Payable                                 $  (932,100)   $   (32,518)   $  (969,407)
Proceeds from Long-Term Note Payable                                   19,895        516,625        848,174
                                                                  -----------    -----------    -----------
  Net Cash Provided by Financing Activities                         5,028,398        469,005      5,777,100
                                                                  -----------    -----------    -----------


Net (Decrease) Increase in Cash                                     1,655,907         14,845      1,662,639
Foreign Exchange Effect on Cash                                            57            459             57
Cash at Beginning of Period                                             6,732         13,909             --
                                                                  -----------    -----------    -----------
Cash at End of Period                                             $ 1,662,696    $    29,213    $ 1,662,696
                                                                  ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                               $2,948       $850        $4,418
  Income taxes                           $    -        $  -         $455


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

Interim Reporting

      The unaudited financial statements as of September 30, 2004 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $3,567,248 for the period from April 6, 2000 (inception) to September 30, 2004.

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

      As of September 30, 2004, the Company is in the development stage and has not begun planned principal operations.

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

Depreciation

      Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                            Asset                              Rate
       ------------------------------------------------ -------------------

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

      Depreciation Expense for the nine months ending September 30, 2004 and 2003 were $14,320 and $1,120.

Advertising Costs

      Advertising costs are expensed as incurred. For the nine months ended September 30, 2004 and 2003, advertising costs were $621,893 and $38,278,

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

Loss per Share

      Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of September 30, 2004, the Company had 4,098,875 warrants outstanding to purchase 4,098,875 shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for September 30, 2004 and 2003 and are thus not considered.

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 4 - NOTES RECEIVABLE

      As of September 30, 2004 and December 31, 2003, the following amounts were owed to the Company:

                                                            September 30,          December 31,
                                                                2004                   2003
                                                        ---------------------- ---------------------

Note Receivable, Interest equal to LIBOR, due upon
   demand                                               $66,435                $31,602

Note Receivable, no interest, due upon demand           10,842                 10,668
                                                        ---------------------- ---------------------

Total Note Receivable                                   $77,277                $42,270
                                                        ====================== =====================

NOTE 5 - LONG-TERM NOTES PAYABLE

      As of September 30, 2004 and December 31, 2003, the Company has the following amounts due:

                                                                      September 30,          December 31,
                                                                          2004                   2003
                                                                  ---------------------- ---------------------

Note Payable to related party, Interest equal to LIBOR,
due within 14 days of Company initiating public offering
or due on demand, secured by all assets of the Company.           $       -              $883,402


Note Payable to related party, Interest equal to LIBOR,
due November 2, 2004 or 14 days of Company initiating
public offering, secured by assets of the Company                 -                      28,803
                                                                  ---------------------- ---------------------

Total Long-Term Debt                                              $       -              $912,205
                                                                  ====================== =====================

ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

      During the nine months ending September 30, 2004 and 2003, a former officer of the Company received $120,419 (66,530 UK) and $3,280 (2,000UK) and the president received $174,426 (96,368UK) and $0 for providing consulting services.

      During the nine months ended September 30, 2004, the Company loaned $173,796 to certain related businesses. The receivables are due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest, see long-term notes payable, Note 5. As of September 30, 2004, $134,647 is still owed to the Company.

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

      The following table sets forth the warrants outstanding as of September 30, 2004. There were no options or warrants were outstanding as of September 30, 2003.


                                                                                            Weighted
                                                                          Option /          Average          Weighted
                                                                          Warrants          Exercise         Average
                                                                           Shares            Price          Fair Value
                                                                       ---------------    -------------    -------------
Warrants outstanding, December 31, 2003                                -                  $          -

Granted, Exercise price more than fair value                           -                             -
Granted, Exercise price less than fair value                           4,098,875          1.00             1.95
Expired                                                                -
                                                                                                     -
Exercised                                                              -                             -
                                                                       ---------------

Warrants outstanding, September 30, 2004                               4,098,875          $1.00
                                                                       ===============    =============

      Exercise prices for warrants outstanding as of September 30, 2004 was $1.00. A summary of these options by range of exercise prices is shown as follows:

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

      The assets and liabilities of Scientific Energy, Inc. (Utah) to be disposed of consisted of the following:

                                     September 30,          December 31,
                                         2004                   2003
                                 ---------------------- ---------------------

Cash                             $40                    $40
Intangibles                      50,000                 50,000
                                 ---------------------- ---------------------
Total Assets                     50,040                 50,040
                                 ---------------------- ---------------------

Accounts Payable                 11,978                 5,595
Income Tax Payable               100                    100
Shareholder Loan                 1,635                  1,090
                                 ---------------------- ---------------------
Total Liabilities                13,713                 6,785
                                 ---------------------- ---------------------

Net Assets to be Disposed of     $36,327                $43,255
                                 ====================== =====================

      Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at September 30, 2004 and December 31, 2003.

      Operating results of this discontinued operation for the three months ended September 30, 2004 are shown separately in the accompanying consolidated statement of operations. The statement of operations for the three and nine months ended September 30, 2003, have not been restated as the Company did not own Scientific Energy at this time. The operating results of the discontinued operations for the three and nine months ended September 30, 2004 consist of:

                                             3 months            9 months
                                        ------------------- -------------------
General and Administrative Expenses     $1,423              $5,915
Interest Expense                        448                 1,013
                                        ------------------- -------------------

Net Loss                                $(1,871)            $(6,928)
                                        =================== ===================

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 10 - COMMITMENTS

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

      The Company leases office space in London on a month-to-month agreement. The termsfor the agreement required a deposit of $5,490 (3,000UK) and monthly rent of $5,520 (3,000UK).


16 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

Electronic Game Card, Inc., is a supplier of innovative gaming devices to the lottery and promotional industry worldwide. Our lead product is the EGC GameCard, a revolutionary credit card-sized pocket game combining interactive capability with "instant win" excitement. We are a development stage company, we had revenues of $88,567 from the sale of game cards for market research and sales trials, and we expect to generate further revenues in the near future. For the nine months ended September 30, 2004, we incurred net losses of $2.6million.

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

The EGC GameCard was designed by us to be rich in functionality, customizable, extremely portable, and relatively inexpensive. Each EGC GameCard includes a microprocessor, LCD, and long life power source, as well as state of the art security features protecting both the consumer and the promoter. Our EGC GameCard weighs in at just less than one half an ounce and is only 3mm thick. We have two distinct markets for our GameCard product: the Lottery market and the Sales Promotion market.


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

To access the lottery market in the most expeditious manner possible, we originally signed an exclusive distributorship agreement with Scientific Games International, Inc (NASDAQ:SGMS). in May 2003., This relationship has now evolved into a Joint Venture company with Scientific Games in an agreement signed on the October 5, 2004. Scientific Games is the largest printer and wholesaler of "instant" win scratch cards to the worldwide lottery market and provide this global distribution network for lottery products to the joint venture. Scientific Games are in a unique position within this sector as they supply over 70% of the scratch card needs to the worldwide lottery market and, equally important, is intimately involved in bringing new innovative products to the state lotteries.

The agreement with Scientific Games has already resulted in the first sales and the first consumer launch of the games cards to the Iowa State lottery. The Iowa Lottery Quarter Play game card was launched on the 4th October, 2004 and the Iowa lottery and Scientific Games are pleased with the sales level and consumer reaction.


SALES PROMOTION MARKET

The sales promotion market consists broadly of "giveaways" by corporations for use in loyalty programs, incentive programs, advertising, promotions, marketing, competitions and the like. The market for promotional items is extremely large and is estimated at $100 billion worldwide. Newspapers, magazines and direct mail solicitations offer rewards, frequently using scratchcards, coupons and other forms of entry to engage consumers in promotional competitions. While our EGC GameCard can be applied to a broad range of potential promotional opportunities, we have focused our efforts initially on sales promotions and direct mail solicitations.

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

BUSINESS STRATEGY

During the first half of 2003 the Company was successful in establishing the mass production of the EGC GameCard. This necessitated the identification of manufacturing sources, quality control assessors and insurance agents. The Company is now marketing the EGC GameCard to buyers and has a joint venture with Scientific Games International, Inc., for the exclusive, global distribution of EGC GameCard's to the lottery industry. We intend to establish additional distribution agreements in the future to supplement the planned growth of our own sales and marketing resources.

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

In June 2004 Electronic Game Card Marketing Inc, a subsidiary of the Company, unveiled its new XOGO GameCard product line at the Promax 2004 Conference in New York. XOGO has been designed to address the specific needs of the $48.1 billion annual prize rewards and competitions sector of the American sales and promotion industry. The launch of the XOGO product line coincided with the expansion of the company's US sales team in New York, Las Vegas and Chicago.

The XOGO multi-play GameCard is supported by the EGC Sales Marketing and Games Design teams in the US and in Europe, who work with brands or agencies to customize the many XOGO GameCard applications to each brand's individual goals. The teams advise on the most appropriate means of promotion from the XOGO games portfolio.

We intend to sell our products through an internal sales team as well as through licensing agreements with certain third parties. Our internal sales team consists of 7 individuals. We currently have sales offices in London, New York, Las Vegas and Chicago. Our sales team has relevant experience in their appropriate markets. We also intend to utilize a customer relationship management system to allow our staff to share information directly with sales agents.

In addition to our current and planned sales team, we are also working closely with strategic partners to distribute our products. We typically enter into exclusive contracts with our strategic partners for a specific market and geography.

SUBSEQUENT EVENT

On October 12,2004 the Company entered into a Subscription Agreement and Registration Rights Agreement with Scientific Games Corporation in which the Company sold Two Million One Hundred Seventy-One Thousand Five Hundred Ninety-Four (2,171,594) shares of newly-issued common stock of the Company for an aggregate purchase price of One Million Eighty-Five Thousand Seven Hundred Ninety-Seven Dollars ($1,085,797.00), a subscription price of Fifty Cents ($0.50) per share, to Scientific Games Corporation, such amount of shares representing one share less than 10% of its outstanding common stock of 21,715,950 shares of common stock on October 15, 2004. The Registration Rights agreement entered into by the Parties provides Scientific Games Corporation certain rights regarding the registration of these shares.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

                                       20

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

                              ELECTRONIC GAME CARD


Date: September 15, 2004             By:   /s/ John  R  Bentley
                                  --------------------------------
                                               John R Bentley
                                               President and Chief Executive
                                               Officer
                                              (Principal Executive Officer)


Date: September 15, 2004             By:   /s/ Linden Boyne
                                  --------------------------------
                                               Linden Boyne
                                               Secretary / Treasurer
                                               (Principal Financial Officer)