Form 10KSB
period 2004-12-31
ELECTRONIC GAME CARD INC
filed 2005-04-20
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25853

                           Electronic Game Card, Inc.
                           --------------------------

             (Exact name of Registrant as specified in its charter)

      State or other jurisdiction of incorporation or organization: Nevada
                   IRS Employer Identification No: 87-0624752

                  712 Fifth Avenue 19th Floor New York NY 10019
                  ---------------------------------------------
             (Address and zip code of principal executive offices)

        Registrant's telephone number, including area code: (646)723 8936

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. |X| Yes|_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenue for the year ended December 31, 2004: $80,250

Based upon the closing price of the registrant's Common Stock as of December 31 2004 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $56,826,999

As of April 15, 2005, the number of shares outstanding of the Registrant's Common Stock was 25,508,224

================================================================================

                                     PART I

================================================================================


ITEM 1. DESCRIPTION OF BUSINESS

Overview

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a designer and supplier of an innovative "instant" win gaming device to the lottery industry going by the name of Electronic GameCard which takes the shape of a pocket game approximately the size of a credit card.operated electronically by touch incorporating a microchip and LCD screen showing numbers or icons. Secondary markets with considerable potential for the company's reward based games products are the sales promotions industry in the area of prize and competition products, and the casino industry We design these devices to play game types, formats and prize structures as required by our customers and are gradually building a range of generic games of popularly recognized themes. EGC outsources manufacture of its GameCards under strictly supervised manufacturing agreements with suitably qualified companies.

Description of the Business

The EGC GameCard is designed to be versatile and flexible in functionality, customizable, portable, and cost efficient in its potential markets. EGC GameCards also include a random number generator. and state of the art security features protecting both the consumer and the promoter. The EGC GameCard weigh less than one half an ounce and is 3mm thick. The primary market for the GameCard product is the Lottery market followed by the Sales Promotion prize and competition market, and more recently by the promise of a third potential market in casinos, particularly in Tribal Gaming.in the USA.subject to obtaining the requisite permission from the National Indian Gaming Council under Class II usage.

We have applied for patent protection in the United States and internationally and have to date obtained an authority from the US patent office which allows preventative action to be taken legally against any potential imitators.

The Company owns 100% of the share capital of Electronic Game Card, Ltd., a company incorporated under the laws of England, through its wholly owned U.S. subsidiary Electronic Game Card Marketing, Inc. (Delaware). Electronic Game Card Marketing Inc., is the marketing and sales operating division of Electronic Game Card Inc. in the USA which also owns and operates Electronic Game Card Marketing Ltd, as the UK and European marketing and sales division.

Lottery Market

Lottery operators currently make use of paper scratch cards to give players an "instant" win or lose reward experience. This "instant" market currently attracts approximately $35 billion of the total worldwide lottery gaming market spend estimated at $140 billion. Over the last several years, scratch cards have become increasingly large and complex to accommodate consumer demand for multiple plays and multiple chances to win. Although average spend on a scratchcard is approx $3-$5 although some consumers can pay more than $20.00 for a sheet of scratchcards and a number of US state lottery operators are keen to try to obtain higher price points for their products. The EGC GameCard offers this potential and has been seen by some leaders in the lottery industry as potentially providing the next contemporary digital evolution of the scratch card, offering multiple plays and multiple chances to win in an entertaining and secure manner while using existing methods of distribution as with scratchcards.

To access the lottery market in the most expeditious manner, we originally signed an exclusive distributorship agreement with Scientific Games

International, Inc (NASDAQ:SGMS). in May 2003 who have long term relationships with the majority of national and state lotteries on a worldwide basis.

Following on from a successful product launch of the Electronic GameCards in Iowa in October 2004 the relationship between EGC and Scientific Games International evolved into a Joint Venture in an agreement signed on October 12th, 2004. Scientific Games is the largest printer and wholesaler of "instant" win scratch cards to the worldwide lottery market and will now provide this global distribution network for lottery products to the Joint Venture. Scientific Games is in a unique position within this sector as they supply over 70% of the scratch card needs to the worldwide lottery market and, equally important, is intimately involved in bringing new innovative products to the US state lotteries.

The Joint Venture agreement with Scientific Games resulted from the first consumer launch of the EGC GameCards to the Iowa State lottery. The Iowa Lottery Quarter Play GameCard was launched on the 4th October, 2004 and the Iowa lottery and Scientific Games publicly stated that the results exceeded their expectations of sales level and consumer reaction. The Iowa lottery placed a re-order for a further 189,000 Quarter Play GameCards for delivery in April 2005 and has agreed to place orders for over 500.000 electronic GameCards in total to be delivered during 2005. Since then a number of other State lotteries in North America have shown interest in ordering EGC's GameCards and discussions are currently in hand with several lotteries as to game formats and timing requirements from whom we expect orders to be forthcoming for delivery in 2005.

Sales Promotion Market

The sales promotion prize and competition market is one in which the promoter (usually a well known brand) must not be seen to obtain money for entry and where no purchase of the brand's goods is necessary in order not to fall under the laws by which lotteries are regulated. Brand's make use of these prize and competitions games as a means to implement loyalty and incentive programs. The market for promotional items is extremely large and the size of the rewards and competitions sector in the US alone is over $40 billion. Newspapers, magazines and direct mail solicitations offer rewards, frequently using scratchcards, coupons and other forms of entry to engage consumers in promotional competitions. While our EGC GameCards can be applied to a broad range of potential promotional opportunities, we have focused our efforts initially on direct mail solutions.

Each EGC GameCard is developed by us with direct input from our clients on the style and functionality of the card. During 2004 it appeared that the dialogue with clients in regard to customizing games to a great degree was too time consuming and only profitable in respect of large volume orders of over 250,000 GameCard units. Consequently a new strategy of storing parts of generic games so as to be able to deliver smaller quantities more rapidly at greater cost efficiency has been put in place as of April 2004. During 2004 EGC established its Xogo brand name in the sales promotion market place and received many hundreds of inquiries from well known brands, a number of which are still in continuing discussion. Pricing and delivery times of EGC GameCards have caused a good number of potential customers to re-look how they may best use the EGC product in their marketing plans and EGC's new product strategy is designed to assist this in 2005. Introducing a new product into the sales and promotion marketing arena, despite its demand for novelty products and innovative ideas, takes time and adaptability to market needs. Even so EGC feel that their substantial investment to date in this market has been worthwhile in establishing a presence with many well known brands and their agencies and that the interest shown in 2004 will increase in 2005 so as to establish a foothold in this massive market place.

Indian Gaming Market

The Indian Gaming on the Native American Tribal Lands is an $18 billion market, covering 28 States within United State of America and represents 21% of the total gaming industry. The company is keen to launch GameCards to the 249 Tribal-State gaming compacts as they offer a very substantial prospect for the Company's overall sales in the year 2005. This market appertains solely to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes.

To be sold on the North American Tribal Lands the GameCards must be both classified by the National Indian Gaming Commission (NIGC) under Class II regulations and approved for sale by GLI (Gaming Laboratories Incorporated), this approval must be sponsored by an Indian Tribe. The Company is currently in the process of obtaining the requisite permission from the NIGC for Class II approval which is expected shortly. Equally as a result of discussions with the GLI we do not expect refusal from the GLI for the GameCard and the company has already received a suitable letter from a leading Indian Tribe stating that they will purchase EGC GameCards so to assist the approval process. This Tribe has also confirmed interest in purchasing GameCards once all regulatory approvals has been obtained. Other Indian Tribes have expressed their interest in purchasing EGC GameCards.

Corporate History

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

On September 11, 1990, the Company changed its name to Interactive Development Applications, Inc. and completed the reverse acquisition of several Belgium corporations. Pursuant to the acquisitions, the Company was to become engaged in the business of developing computer software designed for the landscaping business. However, the Company never engaged in such business and the Company had no business operations for several years. On May 1, 1997, the Company was involuntarily dissolved by administrative action by the State of Utah for failure to maintain a registered agent in the State. On September 4, 1997, acting in response to the Verified Application filed by a shareholder, the Third Judicial District Court of the State of Utah, entered an Order that an annual meeting of the Company's shareholders be held. The sole purpose of the meeting was to elect, from persons to be nominated at the meeting, three directors to serve until the next annual meeting of shareholders or until their successors are elected (or appointed) and qualified. The Order further provided that a quorum to conduct the meeting would be determined by those shares owned by the record registered owners of the Company's common stock as shown on its then-current stockholder list and which shares were present in person or by proxy at the meeting. A majority of the issued and outstanding shares represented at the meeting held on October 21, 1997 were voted to elect the then directors of the Company. The Court issued an Order Confirming Election of Directors on October 22, 1997. Also on October 21, 1997, the Company's Board of Directors unanimously resolved to (i) appoint executive officers, to serve until their successors are elected and qualified or until their prior resignation or termination; (ii) authorize the execution of all documents necessary to reinstate the Company in the State of Utah; (iii) authorize the officers to open and maintain a bank account in the Company's name; (iv) change the principal mailing address of the Company; (v) issue 23,000,000 shares of common stock (pre-split) to Wasatch Consulting Group, for service rendered; and (vi) abandon the Company's wholly owned foreign subsidiaries, New Ham International, N.V., Group 92 S.A., and Waretech S.A. The 23,000,000 shares were issued on October 21, 1997 for services, expenses and court costs connected with the reinstatement of the Company. However, on November 11,1997, the 23,000,000 shares were returned to the Company and canceled and the transaction was reversed, retroactively.

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

The Company entered into a Share Exchange dated November 19, 2003 with Electronic Game Card, Inc. ("EGC"), a Delaware Corporation having a principal place of business in New York City, New York. The Company deemed that such exchange closed December 5, 2003 Under the terms of the agreement, the Company entered into a majority shareholder exchange agreement whereby it reverse split its existing and issued outstanding shares on a 100:1 reverse split basis to all shareholders of record. It then issued new reverse split shares, constituting approximately 92% of the issued and outstanding shares of the company, to the shareholders of a private Delaware corporation known as Electronic Game Card, Inc. The Electronic Game Card, Inc. shareholders, in turn, exchanged all of their issued and outstanding shares of Electronic Game Card Inc (Delaware) to

Scientific Energy, Inc. in order to become its fully owned operating subsidiary. The acquisition of Electronic Game Card Inc. was considered to be a reverse merger and Electronic Game Card, Inc. became the accounting acquirer.

On December 5, 2003 the Company changed its name to Electronic Game Card, Inc., with Electronic Game Card, Inc. Delaware changing its name to Electronic Game Card Marketing, Inc.



ITEM 2. DESCRIPTION OF PROPERTY

      The Company currently operates from the offices in London and New York. The rent in the London office is $5520 per month and New York $8000 per month.


ITEM 3. LEGAL PROCEEDINGS
None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None


                                                          PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The symbol for the Company is EGMI and trades on the OTC Bulletin Board. As of March 28, 2005, the Company had approximately 355 shareholders of record.

      The following table represents the range of the high and low bid prices of the Company's stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

----------------------------------------------------------------------------
       Year              Quarter Ended            High            Low
----------------------------------------------------------------------------
2002                December 31                        1.00            1.00
----------------------------------------------------------------------------
2003                March 31                           5.00            5.00
                    June 30                            7.00            7.00
                    September 30                       9.00            9.00
                    December 31                        2.50            2.50

----------------------------------------------------------------------------
2004                March 31                           1.95            1.65
                    June 30                            1.02            1.02
                    September 30                       1.10            1.05
                    December 31                        2.52            2.28
----------------------------------------------------------------------------

      The Company shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. The Company's shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

      For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

      The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Statements contained in this Annual Report on Form 10-KSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in "Risk Factors" below and elsewhere in this Annual Report on Form 10-KSB. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Plan of Operations

During 2004 the Company successfully established the volume production of the EGC GameCards. This necessitated the cost effective and secure design of GameCards from the manufacturers, involving quality control practices of an extremely high level. The Company also achieved the granting of an insurance policy from the Lloyds of London market place essential for its business. The Company marketed the EGC GameCards during 2004 and established a joint venture with Scientific Games International, Inc in October 2004 for the exclusive global distribution of EGC GameCards to the lottery industry.

In April 2004 we opened a New York sales office to deal directly with specialist agencies in the sales promotion market in the United States. The Company maintains its European base in London, United Kingdom. The Company staffs each of these offices with sufficient sales and marketing personnel to address their respective markets. Staff are responsible for either selling the GameCards direct in the case of sale promotion products or in the case of lotteries an exclusive Joint Venture agreement signed in October 2004 (see below) allows for joint management of the lottery business with sales conducted by the sales personnel of Scientific Games International where EGC is shortly to establish an office in Atlanta GA. The JV allows for the joint sharing of profits equally between Scientific Games and the Company.

Indications from the lottery industry recently demonstrate that we have the opportunity to become a leading business in providing our innovative gaming platform technology for the higher price point sector of the "instant"lottery market.

In June 2004 Electronic Game Card Marketing Inc, a subsidiary of the Company, unveiled its new XOGO GameCards product line at the Promax 2004 Conference in New York. XOGO is designed to address the specific needs of the $42.0 billion annual prize rewards and competitions sector of the American sales and promotion industry in which XOGO designs and games are distinct from those formats used in the lottery market.

The XOGO multi-play GameCard is supported by the EGC Sales Marketing and Games Design teams in the US and in Europe, who work with brands or agencies to customize the XOGO GameCard designs and applications to each brand's individual goals in respect of large volume orders only. Often such potential orders are not planned for six months or a year or so ahead to fit in with marketing and budgetary plans. To offer smaller volumes at more rapid response rates EGC has devised a new strategy of generic ready to go games. The EGC sales teams advise on the most appropriate means of promotion from the XOGO games portfolio.

We market our products through an internal sales team which both in the US and the UK consists of five individuals in total . We currently have sales offices or outlets in New York, Las Vegas..and London (U.K.). Our sales team has relevant experience in their appropriate markets. In addition to our sales team, we are also working with a small number of strategic partners to distribute our products for a specific market type or geographic territory.


During 2004 a market not previously envisaged by the Company has potentially appeared in Indian Gaming. This market appertains solely to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes in the USA. The Company has applied for a Class II classification for its products from the National Indian Gaming Council
(NIGC) and a decision is expected shortly.. The overall size of the Indian Gaming market is $18 billion and a decision allowing the Company's GameCards to be sold into it as gaming devices for on sale to the public would offer a substantial prospect for the Company's overall sales in the year 2005.

A further consideration is that the Company will need a licence to sell its products from the Global Gaming Commission (GLI), a US approvals house for gaming products. As a result of discussions with the GLI we do not expect a refusal for the GameCards from this source but which approval cannot be granted until a favorable Class II recommendation has been given. The Company has received a letter from a leading Indian Tribe stating that they would purchase GameCards from the Company which is necessary as part of any approval by the GLI, and further tribes of note have also expressed interest in purchasing our GameCards.

If the decision to be classified as a Class II gaming device is not forthcoming there exists the potential of selling the Company's products to Indian Casinos in some US states as a type of lottery. This market would however be considerably more limited in scope.

Financial Resources


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

 On April 5, 2005 the company sold $8, 666,000 gross, $7,911,200 net, of its convertible promissory notes (the "Convertible Promissory Notes") to accredited investors in a private placement of securities (the "Private Placement"). Each $48,000 principal amount of a Convertible Promissory Note will automatically convert into 32,000 shares of the Registrant's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"). Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Registrant's common stock, par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.50 per share of Common Stock. Also, the Company issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A Preferred into which the Convertible Promissory Notes are initially convertible. The Warrants shall be exercisable to acquire shares of Series A Preferred Stock upon the effectiveness of actions by the Registrant's shareholders to authorize the

Series A Preferred Stock. The Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years.


 Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this document and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating the proposed merged entity and its prospects. The material below summarizes certain risks and is not intended to be exhaustive.

We are a development stage company and we have limited historical operations. We urge you to consider our likelihood of success and prospects in light of the risks, expenses and difficulties frequently encountered by entities at our current stage of development.

Certain Risk Factors Relating to Our Business

We are a development stage company and the Company's success is subject to the substantial risks inherent in the establishment of a new business venture.

The Company's business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, the intended business and operations of the Company may not prove to be successful in the near future, if at all. Any future success that the Company might enjoy will depend upon many factors, many of which may be beyond the control of the Company, or which cannot be predicted at this time. The Company may encounter unforeseen difficulties or delays in the implementation of its plan of operations which could have a material adverse effect upon the financial condition, business prospects and operations of the Company and the value of an investment in the Company.


The Company has generated little revenue although its business model predicts incremental revenues in the foreseeable future.

To date, the Company has generated little revenue as a result of its current plan of operations. However the business model predicts increasing revenues in future. The predicted revenue depends on wider take up of the GameCards than current confirmed orders can justify.

There is currently an uncertain regulatory environment in our industry, which could adversely affect our business and operations.

The gaming industry is intensively regulated by various governmental agencies which can have a significant effect on the economic environment in which we operate and limit our ability to increase revenues or cause our costs to increase.

There are substantial risks inherent in attempting to commercialize new technological applications, and, as a result, we may not be able to successfully develop the GameCards for commercial use as planned in our Business model

To date, the Company's research and development projects have produced commercially viable applications which have achieved limited acceptance there is no guarantee that this acceptance can be turned into the level of revenue and income anticipated in our business model. Because of these uncertainties, our potential applications may not be successfully developed and we will be unable to generate revenue or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our applications to obtain revenue and achieve profitability.

To date, the broad markets have generally not adopted GameCards products. The Company cannot predict when broad-market acceptance will develop, if at all, and we cannot reasonably estimate the projected size of any market that may develop. If markets fail to accept our products, we may not be able to achieve revenue from the commercial application of our technologies. Our revenue growth and achievement of profitability will depend substantially on our ability to gain acceptance for our products accepted by customers in all markets.

The Company may need to raise additional capital in the future, and, if we are unable to secure adequate funds on acceptable terms, the Company may be unable to support its business plan.

If the company is unable to reach its revenue targets in the year it may need to raise further capital to maintain it operations. There can be no assurance that any additional capital resources which the Company may need will be available to the Company as and when required, or on terms that will be acceptable to the Company. If the Company is unable to raise the capital required on a timely basis, it may not be able to fund its current operations and the anticipated development of the business. Moreover, even if the necessary funding is available to the Company, the issuance of additional securities would dilute the equity interests of the Company's existing stockholders, perhaps substantially.

A small number of shareholders currently have the ability to determine the outcome of any matter requiring a stockholder vote, including the election of directors.

      As of March 28, 2005 there are four owners of record of approximately 7,699,200 31% , in the aggregate, of the outstanding shares of our Common Stock. Therefore, other investors' ownership of Common Stock will not provide them with any ability to determine the outcome of matters requiring a stockholder vote, including the election of directors, and any merger, consolidation or sale of all or substantially all of the Company's assets. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company or a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from attempting to obtain control of the Company.

Because we have international operations, we will be subject to risks associated with conducting business in foreign countries.

Because we have international operations in the conduct of our business, we are subject to the risks of conducting business in foreign countries, including:

o different standards for the development, use, packaging and marketing of our products and technologies;

o difficulty in identifying, engaging, managing and retaining qualified local employees;

o difficulty in identifying and in establishing and maintaining relationships with, partners, distributors and suppliers of finished and unfinished goods and services;

o the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements; and

o general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations.

o     import and export customs regulations

We will be exposed to risks associated with fluctuations in foreign currencies.

As part of our international operations, from time to time in the regular course of business, we convert dollars into foreign currencies and vice versa. The value of the dollar against other currencies is subject to market fluctuations and the exchange rate may or may not be in our favor.

We have limited sales and marketing capabilities, and may not be successful in selling or marketing our product.

The creation of infrastructure to commercialize products is a difficult, expensive and time-consuming process. We currently have limited sales and marketing capabilities, and would need to rely upon third parties to perform some of those functions. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties if we do not undertake to develop our own sales and marketing capabilities. The efforts of third parties may not be successful. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. If we desire to market any products directly, we will need to develop a more robust marketing and sales force with technical expertise and distribution capability or contract with other companies with distribution systems and direct sales forces. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

We are dependent on outside manufacturers for the manufacture of our products. Therefore we will have limited control of the manufacturing process and related costs.

We are developing products which will require third-party assistance in manufacturing. The efforts of those third parties may not be successful. We may not be able to establish or maintain relationships with third-parties to manufacture our products.


We are dependent on third parties to supply all raw materials used in our products and to provide services for the core aspects of our business. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, profitability and cash flows.

We rely on third parties to supply all raw materials used in our products. In addition, we rely and will continue to rely on third-party suppliers, distributors and collaboration partners to provide services for many aspects of our business. Our business and financial viability are dependent on the regulatory compliance and timely and effective performance of these third parties, and on the strength, validity and terms of our various contracts with these third-party suppliers, distributors and collaboration partners. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition, profitability and cash flows.


The Company's success depends on the attraction and retention of senior management with relevant expertise.

The Company's future success will depend to a significant extent on the continued services of its key employees, particularly Mr John Bentley, who conceived of the Company's business and overall operating strategy and has been most instrumental in assisting the Company raise capital. Other employees versed in gaming expertise may also be difficult to replace. The Company does not maintain key man life insurance for Mr. Bentley or any other executive. The Company's ability to execute its strategy also will depend on its ability to attract and retain qualified production, sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.


The Company will need approval from governmental authorities in the United States and other countries to successfully realize commercial value from the Company's activities. Adverse events that are reported during regulatory trials or after marketing approval can result in additional limitations being placed on a product's use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after approval, can result in product liability claims against the Company, which could significantly and adversely impact the value of our Common Stock.

If export or import controls affecting our products are expanded, our business will be adversely affected.

The U.S. government regulates the sale and shipment of numerous technologies by U.S. companies to foreign countries. If the U.S.or any other government places expanded export or import controls on our technology or products, our business would be materially and adversely affected. If the U.S. government determines that we have not complied with the applicable import regulations, we may face penalties in the form of fines or other punishment.

The Company's ability to protect its patents and other proprietary rights is not absolute , exposing it to the possible loss of competitive advantage.

The Company's subsidiaries have licensed rights to pending patents and have filed and will continue to file patent applications. If a particular patent is not granted, the value of the invention described in the patent would be diminished. Further, even if these patents are granted, they may be difficult to enforce. Efforts to enforce our patent rights could be expensive, distracting for management, unsuccessful, cause our patents to be invalidated, and frustrate commercialization of products. Additionally, even if patents are issued, and are enforceable, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe upon patents or rights owned by others. Thus, the patents held by or licensed to us may not afford us any meaningful competitive advantage. Our inability to maintain our licenses and our intellectual property rights could have a material adverse effect on our business, financial condition and ability to implement our business plan. If we are unable to derive value from our licensed or owned intellectual property, the value of your investment in the Company will be decline.

Certain Risk Factors Relating To Our Stock

Electronic Game Card Incs Common Stock price has fluctuated significantly since January 2004 and may continue to do so in the future.

Because we are a developmental stage company, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our Common Stock will be likely to continue to fluctuate significantly we anticipate that investors and market analysts will assess our performance by considering factors such as:


o     announcements of developments related to our business;

o developments in our strategic relationships with distributors of our products;

o announcements regarding the status of any or all of our collaborations or products;

o market perception and/or investor sentiment regarding our technology and products;

o announcements regarding developments in the lottery and gaming field in general;

o the issuance of competitive patents or disallowance or loss of our patent rights; and

o     quarterly variations in our operating results.

We will not have control over many of these factors but expect that our stock price may be influenced by them. As a result, our stock price may be volatile and you may lose all or part of your investment.

Additional General Economic Conditions . The stock prices for many companies in our sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of our Common Stock.

The market for purchases and sales of the Company's Common Stock and Warrants may be very limited, and the sale of a limited number of shares or Warrants could cause the price to fall sharply.

Our securities are thinly traded. Accordingly, it may be difficult to sell shares of the Common Stock or the Warrants quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Shareholder interest in the Company may be substantially diluted as a result of the sale of additional securities to fund the Company's plan of operation.

Our Certificate of Incorporation authorizes the issuance of an aggregate of 100,000,000 shares of Common Stock, on such terms and at such prices as the Board of Directors of the Company may determine. Of these shares, an aggregate of 25,508,224 shares of Common Stock have been issued and 2,569,400 are reserved for outstanding warrants exercised issued in the private placement which closed on February 20, 2004. 5,774,000 are reserved for conversion of outstanding Series A Convertible Preferred Stock issued on March 24, 2005 and 2,887,000are reserved for outstanding warrants issued with the Series A Convertible Preferred Stock and 882,836 for the conversion of outstanding share options in the Equity Compensation Plan 2002 for employees. Therefore, approximately 62,378,540 shares of Common Stock remain available for issuance by the Company to raise additional capital, in connection with prospective acquisitions or for other corporate purposes. Issuances of additional shares of Common Stock would result in dilution of the percentage interest in our Common Stock of all stockholders rateably, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued. In addition, the issuance of additional shares of Common Stock upon exercise of the Warrants, or even the prospect of such issuance, may be expected to have an effect on the market for the Common Stock, and may have an adverse impact on the price at which shares of Common Stock trade.

If securities or industry analysts do not publish research reports about our business, of if they make adverse recommendations regarding an investment in our stock, our stock price and trading volume may decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about our business. We do not currently have and may never obtain research coverage by industry or securities analysts. If no industry or securities analysts commence coverage of our company, the trading price of our stock could be negatively impacted. In the event we obtain industry or security analyst coverage, if one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price would likely decline. If one of more of these analysts cease to cover us or our industry or fails to publish reports about our Company regularly, our Common Stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline.


We may be the subject of securities class action litigation due to future stock price volatility.

In the past, when the market price of a stock has been volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

We do not intend to declare dividends on our Common Stock.

We will not distribute cash to our stockholders until and unless we can develop sufficient funds from operations to meet our ongoing needs and implement our business plan. The time frame for that is inherently unpredictable, and you should not plan on it occurring in the near future, if at all.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and the Cumulative Period April 6, 2000 (Inception) to December 31, 2004

Statement of Stockholders' Equity for the period from April 6, 2000 (Inception) to December 31, 2004 .

Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003. And the Cumulative Period April 6, 2000 (Inception) to December 31, 2004

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

These financial statements along with the notes thereto and the report of the Company's independent registered public account required to be filed in response to this Item 7 are attached hereto as Exhibits under Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 8A. Controls and Procedures.


As of a date within 90 days of the date of this Annual Report on Form 10-KSB, the principal executive and the financial officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the principal executive and the financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its filings with the SEC. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date this evaluation was carried out.

                                    PART III


Item 9.     Directors and Executive Officers of the Company.


All of the officers and directors of the Company were replaced in connection with the Share Exchange. The executive officers and directors of the Company currently are as follows:



Name                Age        Title

Lee J. Cole          44        Director
John R Bentley       65        President, Chief Executive Officer and Director
Linden J. Boyne      61(1)     Chief Financial Officer & Secretary


Lee J. Cole Mr Mr. Cole is also a principal with Tech Capital Group, a technology consulting and investment firm that has investments in private and public information and healthcare technology companies.

John R Bentley has been a director of EGC (UK) since 1999 and managed the business initially as Chairman and Chief Executive Officer. He is an experienced entrepreneurial Chairman and CEO of successful start-ups and growth companies for over thirty years, which have included a number of publicly listed companies in the media, communications, and entertainment fields, ranging from twenty employees up to 10,000. These included the UK's largest video rental distributor. He is a joint creator of the EGC GameCard concept

Linden J. Boyne has been Chief Financial Officer and Secretary of the Company since November 2003. Mr. Boyne was the Chief Financial Officer and Secretary of the predecessor Delaware corporation since its inception.

Key employee:

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

ITEM 10. Executive Compensation

                                                           NUMBER OF SHARES             PERCENTAGE OF
   NAME              DIRECTOR SINCE    COMPENSATION      (Beneficial and Legal)      ISSUED & OUTSTANDING
   John Bentley      Nov. 19, 2003        $200,000        2,050,001                   8.03%
   Lee Cole          Nov. 19, 2003               0                0                   0
   Linden Boyne      Nov. 19, 2003               0         300,000*                   1% (if exercised)

   *Options for 200,000 shares granted under the 2002 Equity Compensation Plan.

   The Company instituted a stock option plan for officers, key employees, consultants and advisors. The 2002 Equity Compensation Plan provided for options equivalent up to 10% of the issued share capital of the company to be offered to such individuals by the Board. 1,163,000 of a total possible of 1,200,000 options have been distributed. No further stock option plans have been instituted. With the exception of the CEO, John Bentley, the remaining directors are not compensated in their role as directors as such, but receive a per diem of $1,000 per meeting attended, plus any incurred travel and lodging expenses.

   ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

   PRINCIPAL SHAREHOLDERS

   The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 28,8891,991 shares of the fully diluted Common Stock, including options to acquire stock of the Company as of December 31, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

   NAME AND ADDRESS
   OF BENEFICIAL OWNERS/                              NATURE OF            SHARES
   DIRECTORS                                          OWNERSHIP             OWNED             PERCENT
   ------------------------------------------------------------------------------------------------------
   JOHN BENTLEY                                     Common Stock         2,050,001              7.1%
   President, CEO and Director
   Savannah House,
   11, King Charle's Street,
   London,

   Lee COLE                                                                      0                0
   Director
   7712 Fifth Ave 19th Floor
   New York NY 10019

   LINDEN BOYNE                                     Common Stock           300,000*               1%
   Director, CFO, Treasurer and Secretary           If Exercised
   Aberfoyle, Green Lane
   Blackwater, Camberley, Surrey
   United Kingdom

   Yana Consultants                                 Common Stock         1,537,500              5.3%
   Suite F8 ICC Casemates
   Gibraltar


   H McNally                                       Common Stock         1,947,791              6.7%
   Fountain House
   Park Street, London, W1

   All Executive Officers
   and Directors as a Group
   (3 people)                                       Common Stock         2,350,001             8.1%


   *Options for 300,000 shares granted under the 2002 Equity Compensation Plan.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS

                                                                               Page
Independent Auditor's Report..................................................F - 1

Consolidated Balance Sheet
  December 31, 2004 and 2003..................................................F - 3

Consolidated Statements of Operations for the
 Years Ended December 31, 2004 and 2003
 and the Cumulative Period April 6, 2000 (Inception) to December 31, 2004.....F - 5

Statement of Stockholders' Equity for the
  Period From April 6, 2000 (Inception) to December 31, 2004..................F - 6

Consolidated Statements of Cash Flows for the
 Years Ended December 31, 2004 and 2003
 and the Cumulative Period April 6, 2000 (Inception) to December 31, 2004.....F - 7

Notes to Consolidated Financial Statements....................................F - 10

                          INDEPENDENT AUDITOR'S REPORT



Electronic Game Card, Inc.
(A Development Stage Company)


      We have audited the accompanying consolidated balance sheets of Electronic Game Card, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations and cash flows for the years ended December 31, 2004 and 2003 and the cumulative period April 6, 2000 (inception) to December 31, 2004, and the statement of stockholders' equity for the period April 6, 2000 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Game Card, Inc. (Formerly Scientific Energy, Inc.) (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the cumulative period April 6, 2000 (Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                                                   Respectfully Submitted,




                                                   Certified Public Accountants

Salt Lake City, Utah
April 19, 2005

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                             ----------------------------
                                                 2004            2003
                                             ------------    ------------

ASSETS:

CURRENT ASSETS:
     Cash & Cash Equivalents                 $  1,082,558    $      6,732
     Accounts Receivable                           80,250              --
     Deposit on Inventory                         141,800              --
     Prepaid Expense                                   --           6,873
     Value Added Tax Receivable                    46,235           7,868
     Related Party Receivable                      61,560              --
     Note Receivable                              143,468          42,270
                                             ------------    ------------
          Total Current Assets                  1,555,871          63,743
                                             ------------    ------------

PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment                  7,185           6,015
     Office Equipment                              58,987           8,598
     Furniture & Fixtures                             366              --
     Less: Accumulated Depreciation               (25,819)         (6,177)
                                             ------------    ------------
          Net Fixed Assets                         40,719           8,436
                                             ------------    ------------

OTHER ASSETS
     Investment in Joint Venture                1,000,000              --
     Net Assets of Discontinued Operations             --          50,040
                                             ------------    ------------

TOTAL ASSETS                                 $  2,596,590    $    122,219
                                             ============    ============

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                           December 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                              $    620,736    $    297,357
     Accrued Payroll Liabilities                         41,087         101,388
     Unearned Revenue                                    62,370
                                                   ------------    ------------
          Total Current Liabilities                     724,193         398,745
                                                   ------------    ------------

NON-CURRENT LIABILITIES:
     Long Term Note Payable                                  --         912,205
                                                   ------------    ------------
          Total Non-Current Liabilities                      --         912,205
                                                   ------------    ------------

Net Liabilities of Discontinued Operations                   --           6,785
                                                   ------------    ------------

     TOTAL LIABILITIES                                  724,193       1,317,735
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
     Authorized 100,000,000 shares
     Issued 24,936,928 and 13,823,062 shares at
     December 31, 2004 and 2003                          24,937          13,823
Paid-In Capital                                      12,207,471              --
Stock Subscription Receivable                          (139,189)             --
Currency Translation Adjustment                        (513,178)       (118,441)
Retained Deficit                                       (157,495)       (157,495)
Deficit Accumulated During the Development Stage     (9,550,149)       (933,403)
                                                   ------------    ------------

     TOTAL STOCKHOLDERS'S EQUITY                      1,872,397      (1,195,516)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY        $  2,596,590    $    122,219
                                                   ============    ============



The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Cumulative
                                                                                      Since
                                                                                  April 6, 2000
                                                        For the Year Ended         Inception of
                                                           December 31,            Development
                                                       2004            2003           Stage
                                                   ------------    ------------    ------------
Revenue:                                           $     80,250    $      8,317    $     88,567
Cost of Good Sold                                        53,703          13,452          67,155
                                                   ------------    ------------    ------------
Gross Income (Loss)                                      26,547          (5,135)         21,412
                                                   ------------    ------------    ------------

Expenses:
Selling and Marketing Expense                         1,049,691          30,514       1,124,044
General & Administrative                                959,566         178,612       1,235,369
Consulting Expenses                                   1,565,641         178,456       1,960,969
Salaries and Wages                                      978,295         145,451       1,156,328
Compensation from issuance of Options/Warrants        4,099,852              --       4,099,852
                                                   ------------    ------------    ------------
     Total Operating Expenses                         8,653,045         533,033       9,576,562

     Loss from Operations                            (8,626,498)       (538,168)     (9,555,150)
                                                   ------------    ------------    ------------

Other Income (Expense)
Interest, Net                                            10,853          (2,167)          7,767
Settlement of Litigation                                 42,154              --          42,154
                                                   ------------    ------------    ------------

     Net Loss from Operations before Taxes           (8,573,491)       (540,335)     (9,505,229)

Income Taxes                                                 --            (455)           (455)
                                                   ------------    ------------    ------------

     Net Loss from Operations                        (8,573,491)       (540,790)     (9,505,684)

Discontinued Operations:
     Net Loss from discontinued operations
        net of tax effects of $0                         (6,928)         (1,210)         (8,138)
     Loss on disposal of discontinued operations
        net of tax effects of $0                        (36,327)             --         (36,327)
                                                   ------------    ------------    ------------

     Total Loss from Discontinued Operations            (43,255)         (1,210)        (44,465)

     Net Loss                                      $ (8,616,746)   $   (542,000)   $ (9,550,149)
                                                   ============    ============    ============

Basic & Diluted Loss Per Share:
     Continuing Operations                         $      (0.38)   $      (0.04)
     Discontinued Operations                                 --              --
                                                   ------------    ------------
                                                   $      (0.38)   $      (0.04)
                                                   ============    ============

Weighted Average Shares                              22,971,539      12,777,700
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD APRIL 6, 2000 (INCEPTION) TO DECEMBER 31, 2004




                                                                                           Share
                                                  Common Stock             Paid-In      Subscription    Currency
                                              Shares       Par Value       Capital       Receivable    Translation
                                           ------------   ------------   ------------   ------------   ------------
August 2, 2002, Shares Issued for
 Services                                    12,696,595   $     12,697   $         --   $         --   $         --

Currency Translation                                 --             --             --             --        (25,927)
Net Loss                                             --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------
Total Comprehensive Income                           --             --             --             --        (25,927)
                                           ------------   ------------   ------------   ------------   ------------

Balance December 31, 2002                    12,696,595         12,697             --             --        (25,927)

December 5, 2003, Shares Issued in
  connection with Reverse Acquisition of
  Scientific Energy, Inc.                     1,126,467          1,126             --             --             --

Currency Translation                                 --             --             --             --        (92,514)
Net Loss                                             --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------
Total Comprehensive Income                           --             --             --             --        (92,514)
                                           ------------   ------------   ------------   ------------   ------------

Balance December 31, 2003                    13,823,062         13,823             --             --       (118,441)



                                                            Deficit
                                                          Accumulated
                                                              Since
                                                           April 6, 2000      Total
                                                            Inception of   Stockholders'
                                             Retained       Development      Equity
                                              Deficit          Stage        (Deficit)
                                           ------------    ------------    ------------
August 2, 2002, Shares Issued for
 Services                                  $    (12,539)   $         --    $        158

Currency Translation                                 --              --         (25,927)
Net Loss                                             --        (391,403)       (391,403)
                                           ------------    ------------    ------------
Total Comprehensive Income (loss)                    --        (391,403)       (417,330)
                                           ------------    ------------    ------------

Balance December 31, 2002                       (12,539)       (391,403)       (417,172)

December 5, 2003, Shares Issued in
  connection with Reverse Acquisition of
  Scientific Energy, Inc.                      (144,956)             --        (143,830)

Currency Translation                                 --              --         (92,514)
Net Loss                                             --        (542,000)       (542,000)
                                           ------------    ------------    ------------
Total Comprehensive Income (loss)                    --        (542,000)       (634,514)
                                           ------------    ------------    ------------

Balance December 31, 2003                      (157,495)       (933,403)     (1,195,516)

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD APRIL 6, 2000 (INCEPTION) TO DECEMBER 31, 2004
                                   (Continued)




                                                                                      Stock
                                            Common Stock              Paid-In      Subscription     Currency
                                       Shares        Par Value        Capital       Receivable     Translation
                                    ------------   ------------    ------------    ------------    ------------
Balance December 31, 2003             13,823,062   $     13,823    $         --    $         --    $   (118,441)

Stock issued in exchange for cash      6,853,750          6,854       6,846,896              --              --
Cost of private placement                     --       (743,483)             --              --              --
Stock issued in exchange for cash      2,171,594          2,172       1,083,625              --              --
Stock issued for Fundraising           1,174,000          1,174          (1,174)             --              --
Compensation for Options/Warrants             --             --       3,951,863              --              --
Warrants exercised for cash              343,666            344         343,322              --              --
Warrants exercised for stock              75,892             76         147,913              --              --
Options exercised for cash               100,000            100          99,900              --              --
Stock sold for cash                       50,000             50          24,950              --              --
Stock sold for cash                      215,250            215         338,974        (139,189)             --
Stock issued for services                114,800            115         114,685              --              --
Stock sold for cash                       14,914             14              --              --              --
Currency Translation                          --             --              --              --        (394,737)
Net Loss                                      --             --              --              --              --
                                    ------------   ------------    ------------    ------------    ------------
Total Comprehensive Income (loss)             --             --              --              --        (394,737)
                                    ------------   ------------    ------------    ------------    ------------

Balance December 31, 2004             24,936,928   $     24,937    $ 12,207,471    $   (139,189)   $   (513,178)
                                    ============   ============    ============    ============    ============


                                                                       Deficit
                                                                     Accumulated
                                                                       Since
                                                    April 6, 2000      Total
                                                    Inception of    Stockholders'
                                     Retained       Development        Equity
                                      Deficit          Stage         (Deficit)
                                    ------------    ------------    ------------
Balance December 31, 2003           $   (157,495)   $   (933,403)   $ (1,195,516)

Stock issued in exchange for cash             --              --       6,853,750
Cost of private placement                     --        (743,483)
Stock issued in exchange for cash             --              --       1,085,797
Stock issued for Fundraising                  --              --              --
Compensation for Options/Warrants             --              --       3,951,863
Warrants exercised for cash                   --              --         343,666
Warrants exercised for stock                  --              --         147,989
Options exercised for cash                    --              --         100,000
Stock sold for cash                           --              --          25,000
Stock sold for cash                           --              --         200,000
Stock issued for services                     --              --         114,800
Stock sold for cash                           --              --              14
Currency Translation                          --              --        (394,737)
Net Loss                                      --      (8,616,746)     (8,616,746)
                                    ------------    ------------    ------------
Total Comprehensive Income (loss)             --      (8,616,746)     (9,011,483)
                                    ------------    ------------    ------------

Balance December 31, 2004           $   (157,495)   $ (9,550,149)   $  1,870,746
                                    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Cumulative
                                                                                        Since
                                                                                    April 6, 2000
                                                         For the Year Ended         Inception of
                                                             December 31,            Development
                                                         2004            2003           Stage
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $ (8,616,746)   $   (542,000)   $ (9,550,149)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                               19,642           4,831          25,818
Stock Issued for Expenses                                 114,800              --         114,959
Compensation for Options/Warrants                       3,951,863              --       3,951,863
Cashless exercise of Warrants                             147,989              --         147,989
Foreign Currency Translation                             (394,737)        (86,642)       (513,178)
Net Loss from Discontinued Operations                          --           1,210           8,138
Loss on Disposal of Operations                             36,327              --          36,327
Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable                (80,250)        (80,250)
(Increase) Decrease in Deposit on Inventory              (141,800)       (141,800)
(Increase) Decrease in Prepaid Expenses                     6,873          (6,873)             --
(Increase) Decrease in Value Added Tax Receivable         (38,367)          3,629         (46,235)
Increase (Decrease) in Accounts Payable                   323,379          68,296         551,144
Increase (Decrease) in Accrued Payroll Liabilities        (60,301)         85,988          41,087
Increase (Decrease) in Unearned Revenue                    62,370              --          62,370
                                                     ------------    ------------    ------------
  Net Cash Used in continuing activities               (4,668,958)       (471,561)     (5,391,917)
  Net Cash Used in discontinued activities                  6,982          (1,250)         (1,250)
                                                     ------------    ------------    ------------
  Net Cash Used in operating activities                (4,661,976)       (472,811)     (5,393,167)
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger                                        --           3,834           3,834
Purchase of Plant and Machinery Equipment                  (1,170)             --          (7,185)
Purchase of Office Equipment                              (50,389)         (1,589)        (58,987)
Purchase of Furniture & Fixture                              (366)             --            (366)
Investment in Joint Venture                            (1,000,000)             --      (1,000,000)
                                                     ------------    ------------    ------------
Net cash provided by investing activities              (1,051,925)          2,245      (1,062,704)
                                                     ------------    ------------    ------------

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continues)

                                                                                    Cumulative
                                                                                       Since
                                                                                   April 6, 2000
                                                        For the Year Ended          Inception of
                                                            December 31,            Development
                                                        2004            2003            Stage
                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock                             7,864,339              --       7,864,339
Amount Loaned on Related Party Receivable                (61,560)             --         (61,560)
Amount Loaned on Note Receivable                        (101,198)        (42,270)       (143,468)
Payment on Long-Term Note Payable                       (932,100)        (37,307)       (969,407)
Proceeds from Long-Term Note Payable                      19,895         542,966         848,174
                                                    ------------    ------------    ------------
  Net Cash Provided by Financing Activities            6,789,376         463,389       7,538,078
                                                    ------------    ------------    ------------

Net (Decrease) Increase in Cash                        1,075,475          (7,177)      1,082,207
Foreign Exchange Effect on Cash                              351              --             351
Cash at Beginning of Period                                6,732          13,909              --
                                                    ------------    ------------    ------------
Cash at End of Period                               $  1,082,558    $      6,732    $  1,082,558
                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                          $      2,948    $      1,453    $      1,470
  Income taxes                                      $         --    $        455    $        455

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

      During 2004, the Company issued 114,800 shares of stock in exchange for services.

      During 2004, the Company issued 75,892 shares of stock in exchange for the cashless exercise of warrants. In connection with this cashless exercise the Company recorded compensation in the amount of $147,913.

      During 2004, the Company issued options and warrants with an exercise price below fair market value as a result the Company has recorded Compensation in the amount of $3,951,863. The accompanying notes are an integral part of these financial statements.

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

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $9,550,149 for the period from April 6, 2000 (inception) to December 31, 2004.

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

Organization and Basis of Presentation

      The Company was incorporated under the laws of the United Kingdom on April 6, 2000, under the name of Electronic Game Card, Ltd. Until 2002, the Company remained dormant and had no operations. On May 5, 2003, the Company entered into an agreement whereby it acquired 100% of the outstanding stock of Electronic Game Card Marketing, a Delaware Company.

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

      Depreciation Expense for the two years ending December 31, 2004 and 2003, were $19,642 and 4,831.

Revenue recognition

      Revenue is recognized from sales of product at the time of shipment to customers.

Advertising Costs

      Advertising costs are expensed as incurred. As of December 31, 2004 and 2003, advertising costs were $1,009,553 and $13,064, respectively.

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

Loss per Share

      Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of December 31, 2004, the Company had 4,371,800 option and warrants outstanding to purchase up to 4,371,800 shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for December 31, 2004 and 2003 and are thus not considered.

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

NOTE 2 - INCOME TAXES

      The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,308,687 in the United States and $3,503,438 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

      For the years ending December 31, 2004 and 2003 income tax expense was $0 and $455.

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2004, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

NOTE 4 - NOTES RECEIVABLE

         As of December 31, 2004 and 2003, the Company has the following amounts owed to the Company:

                                                       2004       2003
                                                     --------   --------
Note Receivable, Interest equal to LIBOR, due upon
   demand                                                  --   $ 31,602
Note Receivable, no interest, due upon demand
   interest imputed using the 12 month average of
   1 month libor rate of 1.544                        143,468     10,668
                                                     --------   --------
Total Note Receivable                                $143,468   $ 42,270
                                                     ========   ========

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - LONG-TERM NOTES PAYABLE

         As of December 31, 2004 and 2003, the Company has the following amounts due:

                                                                                     2004         2003
                                                                                  ----------   ----------
Note Payable, Interest equal to LIBOR, due within 14 days of Company initiating public offering or due
     on demand, secured by all assets of the Company                              $       --   $  883,402

Note Payable, Interest equal to LIBOR, due November 2, 2004 or 14 days of
     Company initiating
     public offering, secured by assets of the Company                                    --       28,803
                                                                                  ----------   ----------

Total Long-Term Debt                                                              $       --   $  912,205
                                                                                  ==========   ==========

NOTE 6 - RELATED PARTY TRANSACTIONS

      As at December 31, 2004 and 2003, shareholder payables include approximately $0 and $1,090 owing to a shareholder.

      During the years ended December 31, 2004 and 2003, the Company has certain related party receivables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest, see long-term notes payable, Note 5. As of December 31, 2004 and 2003, $61,560 and $0, is still owed to the Company.

      During the year ended December 31, 2004 the Company terminated an employee and as part of the termination agreement paid $125,000 for 215,250 common stock options. The $125,000 has been recorded in the accompanying statement of operations as salaries and wages.

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

      On October 12, 2004 the Company entered into a subscription agreement with Scientific Games internantional, Inc. to purchased Two Million One Hundred Seventy-One Thousand Five Hundred Ninety-Four (2,171,594) shares of newly-issued common stock, par value $0.001 per share of the Company for an aggregate purchase price of $1,085,797.50.

      During 2004 the Company issued 419,558 shares of common stock from warrants in exchange for $343,666 in cash.

      During 2004 the Company issued 380,164 shares of common stock from the execution of options in exchange for $463,974 in cash.

      During 2004 the Company issued 1,174,000 shares of common stock for private placement fundraising services.

      During 2004 the Company issued 114,880 shares of common stock in exchange for services.

NOTE 8 - STOCK OPTIONS /WARRANTS

      The Company has adopted a stock compensation plan entitled the 2002 Equity Compensation Plan. Pursuant to this 2002 Equity Compensation Plan, grants of shares can be made to(i) designated employees of Electronic Game Card Inc. (the "Company") and its subsidiaries including Electronic Game Card Ltd, (ii) certain advisors who perform services for the Company or its subsidiaries and (iii) non-employee members of the Board of Directors of the Company (the "Board") with the opportunity to receive grants of incentive stock options, nonqualified options, share appreciation rights, restricted shares, dividend equivalent rights and cash awards. The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company's shareholders, and will align the economic interests of the participants with those of the shareholders.

      The 2002 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered. The original exercise price of the options was equal to one half the price at which the Common Stock is issued at the first public offering, however, subsequent to the adoption of the 2002 Equity Compensation Plan the board determined that the exercise price would be issued from a range of $0.50 to $2.00 per option. Those eligible to participate in this plan are entitled to vest 25% of the stock offered in this option for each six months of service with the Company. After vesting the exercise of these options must be done within ten years of the option date. As of December 31, 2004, 1,190,000 of a total possible of 1,200,000

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

options have been distributed. No further stock option plans have been instituted. During 2004 the Company recorded $110,700 in compensation expense in connection with options granted pursuant to this plan.

      In connection with a private placement on February 20, 2004, the Company issued 3,426,875 warrants. Each warrant is exercisable for a period of five years at a price of $1.00 for one share of common stock. The warrants were determined to have no value at the time of their issuance.

      In addition, on February 20, 2004, the Company issued additional warrants as consideration for assistance in placing the common stock pursuant to the private placement. The warrants were issued as follows: 1) Warrants to purchase up to 353,750 shares of common stock at an exercise price of $1.00 per share were granted to Middlebury Capital LLC. These were granted as compensation for placement agents for the private placement. These are exercisable through February 20, 2009. 2) Warrants to purchase up to 32,000 shares of common stock at an exercise price of $1.00 per share were granted to National Securities, Inc. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 3) Warrants to purchase up to 200,000 shares of common stock at an exercise price of $1.00 per share were granted to First Securities USA, Inc. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 4) Warrants to purchase up to 86,250 shares of common stock at an exercise price of $1.00 per share were granted to IQ Ventures. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009.

      The company has agreed that warrant holders could elect to convert their warrants by a cashless exercise. This provision permits the warrant holder to cancel one half of the warrants at the then current share price to receive the balance of the warrants in Common Stock without payment to the company. In 2004 the Company has recorded $3,961,072 in compensation expense in connection with the granting and cashless provision of the warrants detailed above.

      The following table sets forth the options and warrants outstanding as of December 31, 2004.

                                                                 Weighted
                                                     Option /    Average       Weighted
                                                    Warrants     Exercise       Average
                                                     Shares       Price        Fair Value
                                                   ----------   ----------     ----------
Options/Warrants outstanding, December 31, 2003      776,164    $     0.50

Granted, Exercise price more than fair value         248,000    $     1.50     $   1.40
Granted, Exercise price less than fair value       4,147,358    $     0.20     $   1.90
Expired                                                   --                   $     --
Exercised                                           (799,722)   $     1.01
                                                   ----------   ----------

Options/Warrants outstanding, December 31, 2004    4,371,800    $     1.00
                                                   ==========   ==========

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

      The following table sets forth the options and warrants outstanding as of December 31, 2003.

                                                               Weighted
                                                   Option /     Average       Weighted
                                                   Warrants     Exercise      Average
                                                    Shares       Price       Fair Value
                                                  ----------   ----------    ----------
Options/Warrants outstanding, December 31, 2002      669,000   $     0.50

Granted, Exercise price more than fair value         107,164   $     0.50    $     .50
Granted, Exercise price less than fair value              --           --
Expired                                                   --           --
Exercised                                                 --           --
                                                  ----------   ----------

Warrants outstanding, December 31, 2003              776,164   $     0.50
                                                  ==========   ==========

      A summary of the options and warrants outstanding as of December 31, 2004 by range of exercise prices is shown as follows:

                                                                                        Weighted-             Weighted-
                                              Weighted-           Shares/                Average               Average
                           Shares /            Average            Warrants           Exercise Price          Contractual
     Exercise              Warrants           Exercise           Currently              Currently             Remaining
      Price              Outstanding            Price           Exercisable            Exercisable               Life
-------------------    -----------------    --------------    -----------------    --------------------    -----------------
$          0.50                 519,000     $        0.50              519,000     $             0.50          10 years
$          1.00                 123,000     $        1.00              123,000     $             1.00          10 years
$          2.00                 125,000     $        2.00               31,250     $             2.00          10 years
$          1.00               3,604,800     $        1.00            3,604,800     $             1.00          5 years


NOTE 9 - DISCONTINUED OPERATIONS

      On December 5, 2003, the Company entered into an agreement with Scientific Energy, Inc. (Utah), that upon completion, 100% (20,000,000 shares) of the Scientific Energy's shares would be returned, and the Company would cease to be a wholly owned subsidiary of Electronic Game Card, Inc. On November, 30 the Company completed the disposal of the discontinued operations.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         The assets and liabilities of Scientific Energy, Inc. (Utah) to be disposed of consisted of the following:

                              November 30,  December 31,
                                  2004         2003
                               ----------   ----------

Cash                           $       40   $       40
Intangibles                        50,000       50,000
                               ----------   ----------
Total Assets                       50,040       50,040
                               ----------   ----------

Accounts Payable                   11,978        5,595
Income Tax Payable                    100          100
Shareholder Loan                    1,635        1,090
                               ----------   ----------
Total Liabilities                  13,713        6,785
                               ----------   ----------

Net Assets to be Disposed of   $   36,327   $   43,255
                               ==========   ==========

      Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2003.

      Operating results of this discontinued operation for the years ended December 31, 2004 and 2003 are shown separately in the accompanying consolidated statement of operations. The operating results of the discontinued operations for the years ended December 31, 2004 and 2003 consist of:

                                         2004          2003
                                      ----------    ----------
General and Administrative Expenses   $    5,913    $       20
Interest Expense                           1,013         1,090
Tax Expense                                   --           100
                                      ----------    ----------

Net Loss                              $   (6,926)   $   (1,210)
                                      ==========    ==========

NOTE 10 - SETTLEMENT OF LITIGATION INCOME

      Electronic Game Card, Ltd. was a party to a lawsuit brought in the Central London County Court by a former consultant. The claim was for arrears of remuneration totaling $49,117 (27,625UK), remuneration for six months' notice period of $57,341 (32,250UK) to be assessed in relation to the Senior Executive Bonus Scheme, interest, costs and "further or other relief" arising

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

from EGC's alleged breaches of a written agreement. In conjunction, EGC filed a counterclaim which seeks damages in excess of $26,670 but limited to $88,900 and interest. The claims were settled on the basis of a Consent Order dated November 13, 2004.

      As a result of the Consent Order the Company provided payment in the amount of $51,734 (27,000UK). In the accompanying Consolidated Statement of Operations income from settlement of litigation has been recognized in the amount of $42,154, which is the accurals that were previously booked less the final judgement.

NOTE 11 - COMMITMENTS

      On September 1, 2004, the Company entered into a lease agreement with a related party for office space in London on a one year lease agreement. The terms for the agreement required a monthly rent of $5,748 (3,000UK). The total minimum lease payments for the year ended December 31, 2005 is $45,984.

NOTE 12 - JOINT VENTURE

      On October 12, 2004, the Company entered into a joint venture agreement with Scientific Games International, Inc. ("SciGames:), to exclusively market and promote the Company's Electronic Game Card product worldwide to national and state lotteries. SciGames purchased Two Million One Hundred Seventy-One Thousand Five Hundred Ninety-Four (2,171,594) shares of newly-issued common stock, par value $0.001 per share of the Company for an aggregate purchase price of $1,085,797.50 pursuant to a subscription agreement dated October 12, 2004. At the closing, the Company contributed One Million Dollars ($1,000,000) to the joint venture. The closing was completed on November 12, 2004 when the funds cleared into the joint venture's account. As of December 31, 2004 no other transactions have occurred in the joint venture.

NOTE 13 - SUBSEQUENT EVENTS

      On April 6, 2005, the Registrant sold $8,666,000 Convertible Promissory Notes to accredited investors in a private placement of securities. Each $48,000 principal amount of a Convertible Promissory Note will automatically convert into 32,000 shares of the Registrant's Series A Convertible Preferred Stock, par

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

value $0.001 per share (the "Series A Preferred Stock"), upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Registrant's common stock, par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.50 per share of Common Stock. The Convertible Promissory Notes may be converted, at the purchaser's discretion, directly into Common Stock on an as-converted-into-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is authorized and issued, and are immediately convertible for such purpose. Consequently, each Convertible Promissory Note is convertible ultimately into an aggregate of 32,000 shares of Common Stock. Also, the Registrant issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A Preferred into which the Convertible Promissory Notes are initially convertible. The Warrants shall be exercisable to acquire shares of Series A Preferred Stock upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. The Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years. In addition, at the option of the holder, each Warrant is also immediately exercisable directly to acquire, instead of shares of Series A Preferred Stock, shares of Common Stock on an as-converted-from-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is ever authorized or issued. Unexercised Warrants shall expire earlier upon notice by the Company to the holders of the Warrants following any consecutive 30-day trading period during which the Common Stock trades on its principal market at a price at or above three (3) times the then applicable exercise price with average daily volume of at least 100,000 shares (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits. The following exhibits follow the signature page of this report.

      31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

      32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports filed on 8-K. The following reports were filed on a Form 8-K during the fiscal year.

      Item 2.01 and 5.01, Change in Control of Registrant, Filed November 17,
      2004


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $16,410 and $14,000 respectively.


Tax Fees

      The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectfully.

All Other Fees

      The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April 2005.



ELECTRONIC GAME CARD, INC

           By:          /s/ John R Bentley
                            John R Bentley

              President and Chief Executive Officer