Form 10KSB/A
period 2004-12-31
ELECTRONIC GAME CARD INC
filed 2005-04-22
CIK 1083036

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

                           Commission File No. 0-25853

                           ELECTRONIC GAME CARD, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      State or other jurisdiction of incorporation or organization: Nevada
                   IRS Employer Identification No: 87-0624752

                  712 Fifth Avenue 19th Floor New York NY 10019
              -----------------------------------------------------
              (Address and zip code of principal executive offices)

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

                                     PART I

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

All of the officers and directors of the Company were replaced in connection with the Share Exchange. The executive officers and directors of the Company currently are as follows:

Name                Age        Title
----                ----       -----
Lee J. Cole          44        Director
John R Bentley       65        President, Chief Executive Officer and Director
Linden J. Boyne      61(1)     Chief Financial Officer & Secretary


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

*Options for 300,000 shares granted under the 2002 Equity Compensation Plan.

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

NAME AND ADDRESS
OF BENEFICIAL OWNERS/                       NATURE OF        SHARES
DIRECTORS                                   OWNERSHIP         OWNED        PERCENT
--------------------------------------------------------------------------------------
JOHN BENTLEY                              Common Stock     2,050,001         7.1%
President, CEO and Director
Savannah House,
11 Charle's Street,
London,

Lee COLE                                                           0           0
Director
712 Fifth Ave 19th Floor
New York NY 10019

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

*Options for 300,000 shares granted under the 2002 Equity Compensation Plan.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003


                                    CONTENTS


                                                                            Page
                                                                            ----

Independent Auditor's Report................................................F-1

Consolidated Balance Sheet
  December 31, 2004 and 2003................................................F-3

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003
 and the Cumulative Period April 6, 2000 (Inception) to December 31, 2004...F-5

Statement of Stockholders' Equity for the
  Period From April 6, 2000 (Inception) to December 31, 2004................F-6

Consolidated Statements of Cash Flows for the
 Years Ended December 31, 2004 and 2003
 and the Cumulative Period April 6, 2000 (Inception) to December 31, 2004...F-7

Notes to Consolidated Financial Statements..................................F-10

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

Respectfully Submitted,

                                            /s/s  Robison Hill & Co
                                            Certified Public Accountants

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
                                    ============   ============    ============    ============    ============

                                                                       Deficit
                                                                     Accumulated
                                                                       Since
                                                    April 6, 2000      Total
                                                    Inception of    Stockholders'
                                     Retained       Development        Equity
                                      Deficit          Stage         (Deficit)
                                    ------------    ------------    ------------
Balance December 31, 2003           $   (157,495)   $   (933,403)   $ (1,195,516)

Stock issued in exchange for cash             --              --       6,853,750
Cost of private placement                     --        (743,483)
Stock issued in exchange for cash             --              --       1,085,797
Stock issued for Fundraising                  --              --              --
Compensation for Options/Warrants             --              --       3,951,863
Warrants exercised for cash                   --              --         343,666
Warrants exercised for stock                  --              --         147,989
Options exercised for cash                    --              --         100,000
Stock sold for cash                           --              --          25,000
Stock sold for cash                           --              --         200,000
Stock issued for services                     --              --         114,800
Stock sold for cash                           --              --              14
Currency Translation                          --              --        (394,737)
Net Loss                                      --      (8,616,746)     (8,616,746)
                                    ------------    ------------    ------------
Total Comprehensive Income (loss)             --      (8,616,746)     (9,011,483)
                                    ------------    ------------    ------------

Balance December 31, 2004           $   (157,495)   $ (9,550,149)   $  1,872,397
                                    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Cumulative
                                                                                        Since
                                                                                    April 6, 2000
                                                         For the Year Ended         Inception of
                                                             December 31,            Development
                                                         2004            2003           Stage
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $ (8,616,746)   $   (542,000)   $ (9,550,149)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                               19,642           4,831          25,818
Stock Issued for Expenses                                 114,800              --         114,959
Compensation for Options/Warrants                       3,951,863              --       3,951,863
Cashless exercise of Warrants                             147,989              --         147,989
Foreign Currency Translation                             (394,737)        (86,642)       (513,178)
Net Loss from Discontinued Operations                          --           1,210           8,138
Loss on Disposal of Operations                             36,327              --          36,327
Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable                (80,250)            -           (80,250)
(Increase) Decrease in Deposit on Inventory              (141,800)            -          (141,800)
(Increase) Decrease in Prepaid Expenses                     6,873          (6,873)             --
(Increase) Decrease in Value Added Tax Receivable         (38,367)          3,629         (46,235)
Increase (Decrease) in Accounts Payable                   323,379          68,296         551,144
Increase (Decrease) in Accrued Payroll Liabilities        (60,301)         85,988          41,087
Increase (Decrease) in Unearned Revenue                    62,370              --          62,370
                                                     ------------    ------------    ------------
  Net Cash Used in continuing activities               (4,668,958)       (471,561)     (5,391,917)
  Net Cash Used in discontinued activities                  6,982          (1,250)         (1,250)
                                                     ------------    ------------    ------------
  Net Cash Used in operating activities                (4,661,976)       (472,811)     (5,393,167)
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger                                        --           3,834           3,834
Purchase of Plant and Machinery Equipment                  (1,170)             --          (7,185)
Purchase of Office Equipment                              (50,389)         (1,589)        (58,987)
Purchase of Furniture & Fixture                              (366)             --            (366)
Investment in Joint Venture                            (1,000,000)             --      (1,000,000)
                                                     ------------    ------------    ------------
Net cash provided by investing activities              (1,051,925)          2,245      (1,062,704)
                                                     ------------    ------------    ------------

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

NOTE 4 - NOTES RECEIVABLE

As of December 31, 2004 and 2003, the Company has the following amounts owed to the Company:

2004 2003
Note Receivable, Interest equal to LIBOR, due upon demand -- $ 31,602 Note Receivable, no interest, due upon demand interest imputed using the 12 month average of


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

The company has agreed that warrant holders could elect to convert their warrants by a cashless exercise. This provision permits the warrant holder to cancel a proportion of the warrants at the then current share price to receive the balance of the warrants in Common Stock without payment to the company. In 2004 the Company has recorded $3,961,072 in compensation expense in connection with the granting and cashless provision of the warrants detailed above.

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

ELECTRONIC GAME CARD, INC



By: /s/ John R Bentley
    ------------------------------------
    John R Bentley
   President and Chief Executive Officer