Form 10QSB
period 2005-03-31
ELECTRONIC GAME CARD INC
filed 2005-05-17
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    MARK ONE

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 1, 2005 25,580,224

   Transitional Small Business Disclosure Format (check one). Yes |_|; No |X|

                                     PART I

Item 1. Financial Statements


                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                  (Unaudited)
                                                   March 31,        December 31,
                                                     2005               2004
                                                  -----------       -----------
ASSETS:

CURRENT ASSETS:
     Cash & Cash Equivalents                      $ 7,937,231       $ 1,082,558
     Accounts Receivable                              154,500            80,250
     Deposit on Inventory                              72,852           141,800
     Value Added Tax Receivable                        35,162            46,235
     Related Party Receivable                         118,430            61,560
     Note Receivable                                    1,425           143,468
                                                  -----------       -----------
          Total Current Assets                      8,319,600         1,555,871

PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment                      7,185             7,185
     Office Equipment                                  62,806            58,987
     Furniture & Fixtures                                 366               366
     Less: Accumulated Depreciation                   (31,255)          (25,819)
                                                  -----------       -----------
          Net Fixed Assets                             39,102            40,719

OTHER ASSETS
     Investment in Joint Venture                      994,063         1,000,000
                                                  -----------       -----------

TOTAL ASSETS                                      $ 9,352,765       $ 2,596,590
                                                  ===========       ===========

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                   (Unaudited)
                                                     March 31,      December 31,
                                                       2005            2004
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                              $    403,669    $    620,736
     Related Party Payable                               97,500              --
     Accrued Payroll Liabilities                             --          41,087
     Unearned Revenue                                        --          62,370
                                                   ------------    ------------
          Total Current Liabilities                     501,169         724,193

NON-CURRENT LIABILITIES:
     Convertible Note Payable, net                    7,774,095              --
     Interest Payable                                     9,686              --
          Total Non-Current Liabilities               7,783,781              --
                                                   ------------    ------------
     TOTAL LIABILITIES                                8,284,950         724,193

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
     Authorized 100,000,000 shares
     Issued 25,071,862 and 24,936,928 shares at
     March 31, 2005 and December 31, 2004                25,072          24,937
Paid-In Capital                                      12,323,304      12,207,471
Stock Subscription Receivable                                --        (139,189)
Currency Translation Adjustment                        (646,576)       (513,178)
Retained Deficit                                       (157,495)       (157,495)
Deficit Accumulated During the Development Stage    (10,476,490)     (9,550,149)
                                                   ------------    ------------

     TOTAL STOCKHOLDERS'S EQUITY                      1,067,815       1,872,397

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY        $  9,352,765    $  2,596,590
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Cumulative
                                                                                   Since
                                                                                   April 6, 2000
                                                   For the Three Months Ended      Inception of
                                                           March 31,               Development
                                                      2005            2004         Stage
                                                   ------------    ------------    ------------
Revenue:                                           $    136,635    $     80,250    $    225,202
Cost of Good Sold                                       114,060              --         181,215
                                                   ------------    ------------    ------------
Gross Profit (Loss)                                      22,575          80,250          43,987
Expenses:
Selling and Marketing Expense                            53,436         180,361       1,177,480
General & Administrative                                611,200          80,805       1,846,569
Consulting Expenses                                      92,682         349,780       2,053,651
Salaries and Wages                                      214,142         166,722       1,370,470
Compensation from issuance of Options/Warrants               --              --       4,099,852
                                                   ------------    ------------    ------------
     Total Operating Expenses                           971,460         777,668      10,548,022

     Loss from Operations                              (948,885)       (697,418)    (10,504,035)
                                                   ------------    ------------    ------------

Other Income (Expense)
Currency Translation                                    106,905              --         106,905
Interest, Net                                           (84,361)            479         (76,594)
Settlement of Litigation                                     --              --          42,154
                                                   ------------    ------------    ------------
Net Loss from Continuing Operations before Taxes       (926,341)       (696,939)    (10,431,570)

Income Taxes                                                 --              --            (455)

     Net Loss from Continuing Operations               (926,341)       (696,939)    (10,432,025)
                                                   ------------    ------------    ------------

Discontinued Operations:
     Net Loss from discontinued operations
        net of tax effects of $0                             --          (4,309)         (8,138)
     Loss on disposal of discontinued operations
        net of tax effects of $0                             --              --         (36,327)

     Total Loss from Discontinued Operations                 --          (4,309)        (44,465)
                                                   ------------    ------------    ------------

     Net Loss                                      $   (926,341)   $   (701,248)   $(10,476,490)
                                                   ------------    ------------    ------------

Basic & Diluted Loss Per Share:
     Continuing Operations                         $      (0.04)                   $      (0.04)
     Discontinued Operations                                 --                              --
                                                   $      (0.04)                   $      (0.04)
Weighted Average Shares                              24,955,613                      16,838,712


    The accompanying notes are an integral part of these financial statements


                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                       Cumulative
                                                                                         Since
                                                                                     April 6, 2000
                                                       For the Three Months Ended     Inception of
                                                               March 31,              Development
                                                          2005             2004          Stage
                                                     ------------------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                         $   (926,341)   $   (701,248)   $(10,476,490)
                                                     ------------    ------------    ------------

    Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities:
    Depreciation                                            5,806          12,192          31,624
    Stock Issued for Expenses                                  --              --         114,959
    Compensation for Options/Warrants                          --              --       3,951,863
    Cashless exercise of Warrants                              --              --         147,989
    Foreign Currency Translation                               --        (115,457)       (513,178)
    Net Loss from Discontinues Operations                      --           4,309           8,138
    Loss on Disposal of Operations                             --              --          36,327
    Amortization of Interest Expense                       74,924              --          74,924
    Change in Operating Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable            (75,388)        (80,250)       (155,638)
    (Increase) Decrease in Deposit on Inventoy             66,937              --         (74,863)
    (Increase) Decrease in Prepaid Expenses                    --            (186)             --
    (Increase) Decrease in Value Added Tax Receivable      10,417         (12,273)        (35,818)
    Increase (Decrease) in Accounts Payable              (208,263)       (126,626)        342,881
    Increase (Decrease) in Accrued Payroll Liabilitie     (40,504)         42,375             583
    Increase (Decrease) in Unearned Revenue               (61,486)             --             884
    Increase (Decrease) in Interest Payable                 9,686              --           9,686
                                                     ------------    ------------    ------------
      Net Cash Used in continuing activities           (1,144,212)       (977,164)     (6,536,129)
      Net Cash Used in discontinued activities                 --              --          (1,250)
                                                     ------------    ------------    ------------
      Net Cash Used in operating activities            (1,144,212)       (977,164)     (6,537,379)
                                                     ------------    ------------    ------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Acquired in Merger                                    --              --           3,834
    Purchase of Plant and Machinery Equipment                  --              --          (7,185)
    Purchase of Office Equipment                           (4,656)        (35,889)        (63,643)
    Purchase of Furniture & Fixture                            --              --            (366)
    Investment in Joint Venture                             8,245              --        (991,755)
                                                     ------------    ------------    ------------
      Net cash provided by investing activities             3,589         (35,889)     (1,059,115)
                                                     ------------    ------------    ------------

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                    Cumulative
                                                                                    since
                                                                                    April 6,
                                                                                    2000
                                                      For the Three Months Ended    Inception of
                                                               March 31,            Development
                                                        2005            2004        Stage
                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock                       115,771       6,110,266       7,980,110
Amount Loaned on Related Party Receivable                (57,744)             --        (119,304)
Amount Loaned on Note Receivable                              --         (16,316)       (143,468)
Payment on Notes Receivables                             140,009              --         140,009
Proceeds from Related Party Payable                       97,500              --          97,500
Payment on Long-Term Note Payable                             --      (1,030,086)       (969,407)
Proceeds from Long-Term Note Payable                          --          12,482         848,174
Proceeds from Convertible Note Payable                 7,699,219              --       7,699,219
                                                    ------------    ------------    ------------
  Net Cash Provided by Financing Activities            7,994,755       5,076,346      15,532,833
                                                    ------------    ------------    ------------

Net (Decrease) Increase in Cash                     $  6,854,132    $  4,063,293    $  7,936,339
Foreign Exchange Effect on Cash                              541             100          (2,697)
Cash at Beginning of Period                            1,082,558           6,732              --
                                                    ------------    ------------    ------------
Cash at End of Period                               $  7,937,231    $  4,070,125    $  7,933,642
                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                          $         --    $         --    $      1,470
  Income taxes                                      $         --    $         --    $        455

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $10,476,490 for the period from April 6, 2000 (inception) to March 31, 2005.

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

           As of March 31, 2005, the Company is in the development stage and has not begun planned principal operations.

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

Depreciation

         Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

 Asset                            Rate
-----------------------------   -------

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

         Depreciation Expense for the three months ending March 31, 2005 and 2004 were $5,806 and $12,192.

Advertising Costs

         Advertising costs are expensed as incurred. For the three months ended March 31, 2005 and 2004, advertising costs were $53,436 and $180,361, respectively.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of March 31, 2005, the Company had 13,101,143 option and warrants outstanding to purchase up to 13,101,143 shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for March 31, 2005 and 2004 and are thus not considered.

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

NOTE 2 - INCOME TAXES

         The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,308,687 in the United States and $3,503,438 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

         For the years ending December 31, 2004 and 2003 income tax expense was $0 and $455.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2005, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 4 - NOTES RECEIVABLE

         As of March 31, 2005 and December 31, 2004, the following amounts were owed to the Company:

                                                    March 31,  December 31,
                                                      2005       2004
                                                    --------   --------

Note Receivable, no interest, due upon demand
   Interest imputed using the 12 month average of
   1 month libor rate of 1.544                      $  1,425   $143,468
                                                    --------   --------

Total Note Receivable                               $  1,425   $143,468
                                                    ========   ========

NOTE 5 - RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 2005 and the year ended December 31, 2004, the Company has certain related party receivables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest. As of March 31, 2005 and December 31, 2004, $118,430 and $61,560, is still owed to the Company.

         During the three months ended March 31, 2005 and the year ended December 31, 2004, the Company has certain related party payables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest. As of March 31, 2005 and December 31, 2004, $97,500 and $0, is still owed by the Company.

NOTE 6- COMMON STOCK TRANSACTIONS

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

NOTE 6- COMMON STOCK TRANSACTIONS (Continued)

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

         During 2005 the Company issued 134,934 shares of common stock from warrants in exchange for $115,833 in cash.

NOTE 7 - STOCK OPTIONS /WARRANTS

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


NOTE 7 - STOCK OPTIONS /WARRANTS (Continued)

         The 2002 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered. The original exercise price of the options was equal to one half the price at which the Common Stock is issued at the first public offering, however, subsequent to the adoption of the 2002 Equity Compensation Plan the board determined that the exercise price would be issued from a range of $0.50 to $2.00 per option. Those eligible to participate in this plan are entitled to vest 25% of the stock offered in this option for each six months of service with the Company. After vesting the exercise of these options must be done within ten years of the option date. As of December 31, 2004, 1,190,000 of a total possible of 1,200,000 options have been distributed. No further stock option plans have been instituted. During 2004 the Company recorded $110,700 in compensation expense in connection with options granted pursuant to this plan.

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

NOTE 8 - DISCONTINUED OPERATIONS

         On December 5, 2003, the Company entered into an agreement with Scientific Energy, Inc. (Utah), that upon completion, 100% (20,000,000 shares) of the Scientific Energy's shares would be returned, and the Company would cease to be a wholly owned subsidiary of Electronic Game Card, Inc. On November 30, 2004, the Company completed the disposal of the discontinued operations.

         The assets and liabilities of Scientific Energy, Inc. (Utah) to be disposed of consisted of the following:

                                                                    November 30,
                                                                           2004
                                                                 ---------------

Cash                                                             $            40
Intangibles                                                               50,000
                                                                 ---------------
Total Assets                                                              50,040
                                                                 ---------------

Accounts Payable                                                          11,978
Income Tax Payable                                                           100
Shareholder Loan                                                           1,635
                                                                 ---------------
Total Liabilities                                                         13,713
                                                                 ---------------

Net Assets to be Disposed of                                     $        36,327
                                                                 ===============

         Operating results of this discontinued operation for the three months ended March 31, 2004 are shown separately in the accompanying consolidated statement of operations. The operating results of the discontinued operations for the three months ended March 31, 2004 consist of:


General and Administrative Expenses                             $         4,298
Interest Expense                                                             11
                                                                ---------------

Net Loss                                                        $        (4,309)

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)



NOTE 9 - SETTLEMENT OF LITIGATION INCOME

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

NOTE 10 - COMMITMENTS

         On September 1, 2004, the Company entered into a lease agreement with a related party for office space in London on a one year lease agreement. The terms for the agreement required a monthly rent of $5,748 (3,000UK). The total minimum lease payments for the year ended December 31, 2005 is $45,984.

NOTE 11 - JOINT VENTURE

         On October 12, 2004, the Company entered into a joint venture agreement with Scientific Games International, Inc. ("SciGames:), to exclusively market and promote the Company's Electronic Game Card product worldwide to national and state lotteries. SciGames purchased Two Million One Hundred Seventy-One Thousand Five Hundred Ninety-Four (2,171,594) shares of newly-issued common stock, par value $0.001 per share of the Company for an aggregate purchase price of $1,085,797.50 pursuant to a subscription agreement dated October 12, 2004. At the closing, the Company contributed One Million Dollars ($1,000,000) to the joint venture. The closing was completed on November 12, 2004 when the funds cleared into the joint venture's account. As of March 31, 2005 and December 31, 2004, the investment in the joint venture was $994,063 and $1,000,000 respectively.


NOTE 12 - CONVERTIBLE PROMISSORY NOTE

         On March 24, 2005, the Registrant sold $8,418,000 Convertible Promissory Notes to accredited investors in a private placement of securities. This note is payable upon written demand which may be made on or after March 31, 2007, unless this note has been converted into shares of the Company's "Series A Preferred Stock" or "Common Stock". The Interest rate of this note is 6%.

         In connection with the convertible debt issuance on March 24, 2005 the company incurred charges in the amount of $718,800. These costs are being amortized over the two year life on the note and as of March 31, 2005 amortization amount that has been booked to interest expense is $74,875.

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

NOTE 13 - SUBSEQUENT EVENTS

         On April 6, 2005, the Registrant sold $248,000 Convertible Promissory Notes to accredited investors in a private placement of securities. Each $48,000 principal amount of a Convertible Promissory Note will automatically convert into 32,000 shares of the Registrant's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Registrant's common stock, par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.50 per share of Common Stock. The Convertible Promissory Notes may be converted, at the purchaser's discretion, directly into Common Stock on an as-converted-into-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is authorized and issued, and are immediately convertible for such purpose. Consequently, each Convertible Promissory Note is convertible ultimately into an aggregate of 32,000 shares of Common Stock. Also, the Registrant issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A Preferred into which the Convertible Promissory Notes are initially convertible. The Warrants shall be exercisable to acquire shares of Series A Preferred Stock upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. The Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years. In addition, at the option of the holder, each Warrant is also immediately exercisable directly to acquire, instead of shares of Series A Preferred Stock, shares of Common Stock on an as-converted-from-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is ever authorized or issued. Unexercised Warrants shall expire earlier upon notice by the Company to the holders of the Warrants following any consecutive 30-day trading period during which the Common Stock trades on its principal market at a price at or above three (3) times the then applicable exercise price with average daily volume of at least 100,000 shares (subject to adjustment of such trading

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

Electronic Game Card, Inc., is a supplier of innovative gaming devices to the lottery and promotional industry worldwide. Our lead product is the EGC GameCard, a revolutionary credit card-sized pocket game combining interactive capability with "instant win" excitement. We had revenues $136,620 for the period of this report and we incurred net losses of $622,612.

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                                  (Unaudited)

range of potential promotional opportunities, we have focused our efforts initially on sales promotions and direct mail solicitations.

BUSINESS STRATEGY

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

RESULTS OF OPERATIONS

The company recorded revenues of $136,620 Sales and Marketing costs were $292,048 compared with $180,361 in the comparable period for 2004, General and Administration $84,636 compared with247,527 and Consultancy $268,373 compared with 349,780. Operating loss was reduced to $622,612 compared with $697,418 for the comparable period in 2004.

ITEM 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this Report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting that

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                                  (Unaudited)

occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

(b) Reports on Form 8-K filed.

                    Entry into a Material Definitive Agreement filed 03.24.05


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              ELECTRONIC GAME CARD





Date: May 14, 2005             By: /s/ John  R  Bentley
                                   --------------------------------
                                   John R Bentley
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date: May 14, 2005             By: /s/ Linden Boyne
                                   --------------------------------
                                   Linden Boyne
                                   Secretary / Treasurer
                                   (Principal Financial Officer)