Form 10QSB/A
period 2005-03-31
ELECTRONIC GAME CARD INC
filed 2005-05-19
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

The accompanying notes are an integral part of these financial statements

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                     Cumulative
                                                                                        Since
                                                                                    April 6, 2000
                                                     For the Three Months Ended      Inception of
                                                              March 31,              Development
                                                        2005            2004            Stage
                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $   (926,341)   $   (701,248)   $(10,476,490)
                                                    ------------    ------------    ------------

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                               5,806          12,192          31,624
Stock Issued for Expenses                                     --              --         114,959
Compensation for Options/Warrants                             --              --       3,951,863
Cashless exercise of Warrants                                 --              --         147,989
Foreign Currency Translation                                  --        (115,457)       (513,178)
Net Loss from Discontinues Operations                         --           4,309           8,138
Loss on Disposal of Operations                                --              --          36,327
Amortization of Interest Expense                          74,924              --          74,924
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable               (75,388)        (80,250)       (155,638)
(Increase) Decrease in Deposit on Inventoy                66,937              --         (74,863)
(Increase) Decrease in Prepaid Expenses                       --            (186)             --
(Increase) Decrease in Value Added Tax Receivable         10,417         (12,273)        (35,818)
Increase (Decrease) in Accounts Payable                 (208,263)       (126,626)        342,881
Increase (Decrease) in Accrued Payroll Liabilitie        (40,504)         42,375             583
Increase (Decrease) in Unearned Revenue                  (61,486)             --             884
Increase (Decrease) in Interest Payable                    9,686              --           9,686
                                                    ------------    ------------    ------------
  Net Cash Used in continuing activities              (1,144,212)       (977,164)     (6,536,129)
  Net Cash Used in discontinued activities                    --              --          (1,250)
                                                    ------------    ------------    ------------
  Net Cash Used in operating activities               (1,144,212)       (977,164)     (6,537,379)
                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger                                       --              --           3,834
Purchase of Plant and Machinery Equipment                     --              --          (7,185)
Purchase of Office Equipment                              (4,656)        (35,889)        (63,643)
Purchase of Furniture & Fixture                               --              --            (366)
Investment in Joint Venture                                8,245              --        (991,755)
                                                    ------------    ------------    ------------
  Net cash provided by investing activities                3,589         (35,889)     (1,059,115)
                                                    ------------    ------------    ------------

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 4 - NOTES RECEIVABLE

As of March 31, 2005 and December 31, 2004, the following amounts were owed to the Company:

Note Receivable, no interest, due upon demand Interest imputed using the 12 month average of

                                                    March 31,       December 31,
                                                      2005             2004
                                                   ----------       ----------
   1 month libor rate of 1.544                     $    1,425       $  143,468
                                                   ----------       ----------

Total Note Receivable                              $    1,425       $  143,468
                                                   ==========       ==========


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

The assets and liabilities of Scientific Energy, Inc. (Utah) to be disposed of consisted of the following:



                                                                   November 30,
                                                                       2004
                                                                   ------------
Cash                                                               $         40
Intangibles                                                              50,000
                                                                   ------------
Total Assets                                                             50,040
                                                                   ------------

Accounts Payable                                                         11,978
Income Tax Payable                                                          100
Shareholder Loan                                                          1,635
                                                                   ------------
Total Liabilities                                                        13,713
                                                                   ------------

Net Assets to be Disposed of                                       $     36,327
                                                                   ============

      Operating results of this discontinued operation for the three months ended March 31, 2004 are shown separately in the accompanying consolidated statement of operations. The operating results of the discontinued operations for the three months ended March 31, 2004 consist of:

General and Administrative Expenses                                $      4,298
Interest Expense                                                             11
                                                                   ------------
Net Loss                                                           $     (4,309)

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

GENERAL

Electronic Game Card, Inc., is a supplier of innovative gaming devices to the lottery and promotional industry worldwide. Our lead product is the EGC GameCard, a revolutionary credit card-sized pocket game combining interactive capability with "instant win" excitement. We had revenues $136,620 for the period of this report and we incurred net losses of $926,341.

THE COMPANY

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a supplier of innovative gaming devices to the lottery and promotional industry worldwide. Our lead product is the EGC GameCard, a revolutionary credit card-sized pocket game combining interactive capability with "instant win" excitement.

The EGC GameCard was designed by us to be rich in functionality, customizable, portable, and relatively inexpensive. Each EGC GameCard includes a microprocessor, LCD, and long life power source, as well as state of the art security features protecting both the consumer and the promoter. Our EGC GameCard weighs less than one half an ounce and is approximately 3mm thick. Currently we have two distinct markets for our GameCard product: the Lottery market and the Sales Promotion market and are in anticipation of obtaining Class II classification which would allow sales of games to Indian Casinos for resale to the public, subject to permission from the appropriate Governemt testing laboratories which is not expected to be withheld.

LOTTERY MARKET

Lottery operators currently make use of paper scratch cards to give players an "instant" win or lose reward experience. This "instant" market currently attracts approximately $35 billion (25%) of the total worldwide lottery gaming market estimated at $140 billion. Over the last several years, scratch cards have become increasingly large and complex to accommodate consumer demand for multiple plays and multiple chances to win. Consumers currently pay as much as $30.00 per scratch card for this type of player experience. We believe our EGC GameCard is the next evolution of the scratch card, offering multiple plays and multiple chances to win in a credit card-sized medium that is within the pricing parameters of state lottery operators.
In this respect the Iowa Lottery launched the company's electronic GameCards statewide in May 2005
(following successful earlier trials in October 2004 ) in a distribution of approx 200,000 GameCard units to the public. Two futher launches of different game types are expected to be launched later in the year. It is anticipated that following these sales to the public that other state lottery operators who have indicated interest in the company's products will also order GameCards for use in their own areas.

SALES PROMOTION MARKET

The sales promotion market consists broadly of "giveaways" by branded corporations for use in loyalty programs, incentive programs, advertising, promotions, marketing, competitions and the like. The market for the prize and competion sector of the overall promotional market is itself extremely large and is estimated at $42 billion in the USA alone.. Newspapers, magazines and direct mail solicitations offer rewards, frequently using scratchcards, coupons and other forms of entry to engage consumers in promotional competitions. While our EGC GameCard can be applied to a broad range of potential promotional opportunities, and have been well received by the industry we have focused our efforts initially on prize competitions and direct mail solicitations. Sales to this area are still to be forthcoming in any major form largely due to the length of time required to customize branded games and the Company has consequently engineered a new strategy for selling smaller quantities of generic games on a more rapidly available basis which it hopes will bring about a more receptive interest in orders for the product.

CASINO MARKET

The company has applied to the National Indian Gaming Commission (NIGC) for Class II approval for its GameCards which would allow the GameCards to be sold to the public inside Tribal gaming premises in the USA which market is worth $18 billion a year in total casino spend. Permission from the NIGC is awaited at this point but clearance is anticipated subject to certain conditions which the Company believes it can accommodate. Sales to other Casinos outside the US may also be possible for similar purposes.

BUSINESS STRATEGY

The Company is now marketing the EGC GameCard to buyers and has a joint venture with Scientific Games International Inc., for the exclusive, global distribution of EGC GameCard's to the lottery industry. We have established several minor additional distribution agreements in the last year so as to supplement the planned growth of our own sales and marketing resources outside the lottery sector.

We believe that we have the opportunity to become a leading business providing an innovative gaming, platform technology servicing the sales promotion and lottery markets in the next five years if we successfully execute our growth strategy. The games and gaming industry is one of exceptional promise at this time and the Company's management believes its particular skill sets may offer opportunity across several means of digital distribution which it is currently exploring.

The XOGO extended play GameCard is supported by the EGC Sales Marketing and Games Design teams in the US and in Europe, who work with brands or agencies to customize applications to each brand's individual goals. The teams advise on the most appropriate means of promotion from the XOGO games portfolio.


RESULTS OF OPERATIONS

The company recorded revenues of $136,620 Sales and Marketing costs were $267,578 compared with $180,361 in the comparable period for 2004, General and Administration $611,200 compared with $80,805 and Consultancy $92,682 compared with $349,780. Operating loss was reduced to $926,341 compared with $701,248 for the comparable period in 2004.

ITEM 3.

None

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are included as part of this report:

Exhibit
Number      Title of Document
------      -----------------
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

                               ELECTRONIC GAME CARD

Date: May 14, 2005             By: /s/ John  R  Bentley
                                  ----------------------------------------------
                                       John R Bentley
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: May 14, 2005             By:   /s/ Linden Boyne
                                  ----------------------------------------------
                                         Linden Boyne
                                         Secretary / Treasurer
                                         (Principal Financial Officer)