Form 10QSB
period 2005-06-30
ELECTRONIC GAME CARD INC
filed 2005-08-15
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2005

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                                    000-25853
        -----------------------------------------------------------------
                             Commission file number


                           Electronic Game Card, Inc.
        -----------------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Traditional small business disclosure format    Yes [   ]    No [  X]


                                   25,555,269
         --------------------------------------------------------------
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
                                 August 3, 2005

                                     PART I

Item 1. Financial Statements

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)

                                                    June 30,      December 31,
                                                    2005          2004

ASSETS:

CURRENT ASSETS:
     Cash & Cash Equivalents                    $ 7,980,894         $ 1,082,558
     Accounts Receivable                            154,500              80,250
     Deposit on Inventory                           405,353             141,800
     Value Added Tax Receivable                      27,441              46,235
     Related Party Receivable                        38,407              61,560
     Note Receivable                                  1,352             143,468

          Total Current Assets                    8,607,947           1,555,871

PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment                    6,723               7,185
     Office Equipment                                61,374              58,987
     Furniture & Fixtures                               342                 366
     Less: Accumulated Depreciation                 (35,749)            (25,819)
          Net Fixed Assets                           32,690              40,719

OTHER ASSETS
     Investment in Joint Venture                    994,060           1,000,000

TOTAL ASSETS                                    $ 9,634,697         $ 2,596,590

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                (Unaudited)
                                                  June 30,         December 31,
                                                    2005                2004
                                                -----------         -----------

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                           $   423,252         $   620,736
     Related Party Payable                           97,500                  --
     Accrued Payroll Liabilities                         --              41,087
     Unearned Revenue                               255,645              62,370
                                                -----------         -----------
          Total Current Liabilities                 776,397             724,193
                                                -----------         -----------

NON-CURRENT LIABILITIES:
     Convertible Note Payable, net                8,065,625                  --
     Interest Payable                               139,220                  --
                                                -----------         -----------
          Total Non-Current Liabilities           8,204,845                  --
                                                -----------         -----------

     TOTAL LIABILITIES                            8,981,242             724,193
                                                -----------         -----------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
      Authorized 100,000,000 shares
      Issued 25,312,000 and 24,936,928
      shares at June 30, 2005 and
      December 31, 2004                              25,312              24,937
Paid-In Capital                                  12,493,064          12,207,471
Stock Subscription Receivable                            --            (139,189)
Currency Translation Adjustment                    (513,178)           (513,178)
Retained Deficit                                   (157,495)           (157,495)
Deficit Accumulated During
  the Development Stage                         (11,194,248)         (9,550,149)
                                                -----------         -----------

     TOTAL STOCKHOLDERS'S EQUITY                    653,455           1,872,397
                                                -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY     $ 9,634,697         $ 2,596,590
                                                ===========         ===========

The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                  Cumulative
                                                                                                     Since
                               For the Three Months Ended         For the Six Months Ended      April 6, 2000
                                       June 30,                            June 30,              Inception of
                             -----------------------------     -----------------------------      Development
                                 2005             2004             2005             2004             Stage
                             ------------     ------------     ------------     ------------     ------------
                Revenue:     $         --     $         --     $    136,620     $     80,250     $    225,187
                             ------------     ------------     ------------     ------------     ------------
       Cost of Good Sold               --               --          114,048               --          181,203
                             ------------     ------------     ------------     ------------     ------------
     Gross Profit (Loss)               --               --           22,572           80,250           43,984
                             ------------     ------------     ------------     ------------     ------------

               Expenses:
   Selling and Marketing           96,609          171,373          150,045          351,734        1,274,089
                 Expense
General & Administrative          258,578          160,310          646,782          241,115        1,882,151
     Consulting Expenses          208,000          571,012          300,682          920,792        2,261,651
      Salaries and Wages          155,264          193,542          369,406          360,264        1,525,734
       Compensation from
             issuance of-                               --               --               --        4,099,852
        Options/Warrants
                             ------------     ------------     ------------     ------------     ------------
         Total Operating          718,451        1,096,237        1,466,915        1,873,905       11,043,477
                Expenses
                             ------------     ------------     ------------     ------------     ------------

               Loss from         (718,451)      (1,096,237)      (1,444,343)      (1,793,655)     (10,999,493)
              Operations

  Other Income (Expense)
    Currency Translation            7,192               --           (2,596)              --           (2,596)
           Interest, Net         (112,799)           8,342         (197,160)           8,821         (189,393)
Settlement of Litigation               --               --               --               --           42,154
                             ------------     ------------     ------------     ------------     ------------

Net Loss from Continuing         (824,058)      (1,087,895)      (1,644,099)      (1,784,834)     (11,149,328)
 Operations before Taxes

            Income Taxes               --               --               --               --             (455)
                             ------------     ------------     ------------     ------------     ------------

           Net Loss from
              Continuing         (824,058)      (1,087,895)      (1,644,099)      (1,784,834)     (11,149,783)
              Operations
                             ------------     ------------     ------------     ------------     ------------

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)
                                   (Unaudited)



                                                                                                     Cumulative
                                                                                                        Since
                                      For the Three Months Ended      For the Six Months Ended      April 6, 2000
                                              June 30,                         June 30,              Inception of
                                     ---------------------------     ---------------------------     ------------
                                         2005            2004            2005           2004            Stage
                                     -----------     -----------     -----------     -----------     ------------
Discontinued Operations:
     Net Loss from discontinued
    operations net of tax
        effects of $0                        $--     $      (748)             $-     $    (5,057)    $     (8,138)
     Loss on disposal of
     discontinued operations
     net of tax effects of $0                 --              --              --              --          (36,327)

     Total Loss from Discontinued
     Operations                               --            (748)             --          (5,057)         (44,465)

     Net Loss                        $  (824,058)    $(1,088,643)    $(1,644,099)    $(1,789,891)    $(11,194,248)

Basic & Diluted Loss Per Share:
     Continuing Operations           $     (0.03)    $                     (0.05)    $     (0.07)    $      (0.10)
     Discontinued Operations                  --              --              --              --
                                     $     (0.03)    $     (0.05)    $                     (0.07)    $      (0.10)

Weighted Average Shares               25,007,781      20,676,812      25,007,781      18,746,111

   The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)



                                               For the Three Months Ended
                                                       June 30,               Cumulative
                                              ---------------------------   Since Inception
                                                  2005            2004       April 6, 2000
                                              -----------     -----------     ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                      $(1,644,099)   $(1,789,891    $(11,194,248)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                       9,930         14,454         35,749
Stock Issued for Expenses                             --             --        114,959
Compensation for Options/Warrants                     --             --      3,951,863
Cashless exercise of Warrants                         --             --        147,989
Foreign Currency Translation                          --       (441,537)      (513,178)
Net Loss from Discontinues Operations                 --          5,057          8,138
Loss on Disposal of Operations                        --             --         36,327
Amortization of Interest Expense                 154,225             --        154,225
Change in Operating Assets and
Liabilities:
(Increase) Decrease in Accounts Receivable       (74,250)       (80,250)      (154,500)
(Increase) Decrease in Deposit on               (263,553)       (12,649)      (405,353)
Inventory
(Increase) Decrease in Prepaid Expenses               --           (112)            --
(Increase) Decrease in Value Added Tax            18,794        (14,915)       (27,441)
Receivable
Increase (Decrease) in Accounts Payable         (197,484)      (160,776)       423,252
Increase (Decrease) in Accrued Payroll           (41,087)       (14,264)            --
Liabilities
Increase (Decrease) in Unearned Revenue          193,275             --        255,645
Increase (Decrease) in Interest Payable          139,220             --        139,220
                                              -----------    -----------    ------------
  Net Cash Used in continuing activities      (1,705,029)    (2,494,883)    (7,027,353)
  Net Cash Used in discontinued activities            --             --         (1,250)
                                              -----------    -----------    ------------
  Net Cash Used in operating activities       (1,705,029)    (2,494,883)    (7,028,603)
                                              -----------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger                               --             --          3,834
Purchase of Plant and Machinery Equipment            462           (761)        (6,723)
Purchase of Office Equipment                      (2,387)       (48,763)       (61,374)
Purchase of Furniture & Fixture                       24           (345)          (342)
Investment in Joint Venture                        5,940             --       (994,060)
                                              -----------    -----------    ------------
  Net cash provided by investing
activities                                         4,039        (49,869)    (1,058,665)
                                              -----------    -----------    ------------

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)
                                   Cumulative

                                               For the Three Months Ended
                                                       June 30,               Cumulative
                                              ---------------------------   Since Inception
                                                  2005            2004       April 6, 2000
                                              ----------     ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock               424,616      6,110,266        8,101,718
Related Party Receivable                          23,153        (77,277)         (38,407)
Amount Loaned on Note Receivable                      --        (24,166)        (143,468)
Payment on Notes Receivables                     142,116             --          142,116
Proceeds from Related Party Payable               97,500             --           97,500
Payment on Long-Term Note Payable                     --     (1,032,04)         (969,407)
Proceeds from Long-Term Note Payable                  --         12,482          969,407
Proceeds from Convertible Note Payable         7,911,400             --        7,911,400
                                              ----------     ----------       ----------
  Net Cash Provided by Financing               8,598,785      4,989,258       16,070,859
Activities
                                              ----------     ----------       ----------

Net (Decrease) Increase in Cash               $6,897,795     $2,444,506       $7,983,591
Foreign Exchange Effect on Cash                      541          2,313           (2,697)
Cash at Beginning of Period                    1,082,558          6,732               --
                                              ----------     ----------       ----------
Cash at End of Period                         $7,980,894     $2,453,551       $7,980,894
                                              ==========     ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                    $       --     $      258       $    1,470
  Income taxes                                $       --     $       --       $      455

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

Interim Reporting

      The unaudited financial statements as of June 30, 2005 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $11,194,248 for the period from April 6, 2000 (inception) to June 30, 2005.

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

Depreciation

      Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                         Asset                        Rate
            ----------------------------- ----------------------------

            Plant and Machinery Equipment            3 years
            Office Equipment                         3 years

      Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


      Depreciation Expense for the six months ending June 30, 2005 and 2004 were $11,464 and $14,454.

Advertising Costs

      Advertising costs are expensed as incurred. For the six months ended June 30, 2005 and 2004, advertising costs were $150,045 and $351,734, respectively.

Revenue recognition

      Revenue is recognized from sales of product at the time of shipment to customers.

Foreign Currency Translation

      The Company's functional currency is the U.S. Dollar and the reporting currency is the U.S. Dollar. All elements of financial statements are translated using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. Stockholders' Equity is translated using the historical rate. For revenues, expenses, gains and losses the weighted average exchange rate for the period is used. Translation gains and losses are included as a separate component of stockholders' equity. Gain and losses resulting from foreign currency transactions are included in net income.

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

Loss per Share

      Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of June 30, 2005, the Company had 12,782,053 option and warrants outstanding to purchase up to 12,782,053 shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for June 30, 2005 and 2004 and are thus not considered.

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

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2005, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 4 - NOTES RECEIVABLE

      As of June 30, 2005 and December 31, 2004, the following amounts were owed to the Company:

                                                       June 30,     December 31,
                                                         2005           2004
                                                      ------------------------

Note Receivable, no interest, due upon demand
   Interest imputed using the 12 month average of
   1 month libor rate of 1.544                        $  1,352        $143,468
                                                      --------        --------

Total Note Receivable                                 $  1,352        $143,468
                                                      ========        ========

NOTE 5 - RELATED PARTY TRANSACTIONS

      During the six months ended June 30, 2005 and the year ended December 31, 2004, the Company has certain related party receivables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest. As of June 30, 2005 and December 31, 2004, $38,407 and $61,560, is still owed to the Company.

      During the six months ended June 30, 2005 and the year ended December 31, 2004, the Company has certain related party payables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest. As of June 30, 2005 and December 31, 2004, $97,500 and $0, is still owed by the Company.

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

      On October 12, 2004 the Company entered into a subscription agreement with Scientific Games internantional, Inc. to purchase Two Million One Hundred Seventy-One Thousand Five Hundred Ninety-Four (2,171,594) shares of newly-issued common stock, par value $0.001 per share of the Company for an aggregate purchase price of $1,085,797.50.

      During 2004 the Company issued 419,558 shares of common stock from warrants in exchange for $343,666 in cash.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 6- COMMON STOCK TRANSACTIONS (Continued)


During 2004 the Company issued 380,164 shares of common stock from the execution of options in exchange for $463,974 in cash.

      During 2004 the Company issued 1,174,000 shares of common stock for private placement fundraising services.

      During 2004 the Company issued 114,880 shares of common stock in exchange for services.

      From January 2005 through March 2005 the Company issued 134,934 shares of common stock from warrants in exchange for $115,833 in cash.

      From April 2005 through June5 the Company issued 240,795 shares of common stock from warrants in exchange for $170,000 in cash.

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

      The 2002 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered. The original exercise price of the options was equal to one half the price at which the Common Stock is issued at the first public offering, however, subsequent to the adoption of the 2002 Equity Compensation Plan the board determined that the exercise price would be issued from a range of $0.50 to $2.00 per option. Those eligible to participate in this plan are entitled to vest 25% of the stock offered in this option for each six months of service with the Company. After vesting the exercise of these options must be done within ten years of the option date. As of December 31, 2004, 1,190,000 of a total possible of 1,200,000 options have been distributed. No further stock option plans have been instituted. During 2004 the Company recorded $110,700 in compensation expense in connection with options granted pursuant to this plan.In connection with a private placement on February 20, 2004, the Company issued 3,426,875 warrants. Each warrant is exercisable for a period of five years at a price of $1.00 for one share of common stock. The warrants were determined to have no value at the time of their issuance.

      In addition, on February 20, 2004, the Company issued additional warrants as consideration for assistance in placing the common stock pursuant to the private placement. The warrants were issued as follows: 1) Warrants to purchase up to 353,750 shares of common stock at an exercise price of $1.00 per share were granted to Middlebury Capital LLC. These were granted as compensation for placement agents for the private placement. These are exercisable through February 20, 2009. 2) Warrants to purchase up to 32,000 shares of common stock at an exercise price of $1.00 per share were granted to National Securities, Inc. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 3) Warrants to purchase up to 200,000

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 7 - STOCK OPTIONS /WARRANTS (Continued)

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

The assets and liabilities of Scientific Energy, Inc. (Utah) to be disposed of consisted of the following:

                                                                    November 30,
                                                                    ------------
                                                                         2004
                                                                    ------------

Cash                                                                     $    40
Intangibles                                                               50,000
                                                                    ------------
Total Assets                                                              50,040
                                                                    ------------

Accounts Payable                                                          11,978
Income Tax Payable                                                           100
Shareholder Loan                                                           1,635
                                                                    ------------
Total Liabilities                                                         13,713
                                                                    ------------

Net Assets to be Disposed of                                             $36,327
                                                                    ============

      Operating results of this discontinued operation for the three and six months ended June 30, 2004 are shown separately in the accompanying consolidated statement of operations. The operating results of the discontinued operations for the three six months ended June 30, 2004 consist of:

                                                      3 months         6 months
            General and Administrative Expenses           $194           $4,492
            Interest Expense                               554              565
                                                  -------------    -------------
            Net Loss                                     $(748)         $(5,057)
                                                  =============    =============

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

      As a result of the Consent Order the Company provided payment in the amount of $51,734 (27,000UK). In the accompanying Consolidated Statement of Operations income from settlement of litigation has been recognized in the amount of $42,154, which is the accruals that were previously booked less the final judgement.

NOTE 10 - COMMITMENTS

      On September 1, 2004, the Company entered into a lease agreement with a related party for office space in London on a one year lease agreement. The terms for the agreement required a monthly rent of $5,748 (3,000UK). The total minimum lease payments for the year ended December 31, 2005 is $45,984.

NOTE 11 - JOINT VENTURE

      On October 12, 2004, the Company entered into a joint venture agreement with Scientific Games International, Inc. ("SciGames:), to exclusively market and promote the Company's Electronic Game Card product worldwide to national and state lotteries. SciGames purchased Two Million One Hundred Seventy-One Thousand Five Hundred Ninety-Four (2,171,594) shares of newly-issued common stock, par value $0.001 per share of the Company for an aggregate purchase price of
$1,085,797.50 pursuant to a subscription agreement dated October 12, 2004. At the closing, the Company contributed One Million Dollars ($1,000,000) to the joint venture. The closing was completed on November 12, 2004 when the funds cleared into the joint venture's account. As of June 30, 2005 and December 31, 2004, the investment in the joint venture was $994,060 and $1,000,000 respectively.

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

      Each $48,000 principal amount of a Convertible Promissory Note will automatically convert into 32,000 shares of the Registrant's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Registrant's common stock,

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 12 - CONVERTIBLE PROMISSORY NOTE (Continued)

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

Electronic Game Card, Inc., is a supplier of innovative games to the lottery, casino, and promotional industry worldwide. Our lead product is the EGC GameCard, a unique credit card-sized pocket game combining interactive capability with "instant win" excitement. We have had revenues of $225,187 from sales of the GameCard to one State lottery and have orders for further product from this lottery and a second State lottery. The company has made losses in the development stage since April 6, 2000 of $11,194,248.

THE COMPANY

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a supplier of innovative games to the lottery and promotional industry worldwide. Our lead product is the EGC GameCard, a proprietary credit card-sized pocket game combining interactive capability with "instant win" excitement.

The EGC GameCard was designed by us to be rich in functionality, customizable, portable, and cost efficient. Each EGC GameCard is equipped with a microprocessor, random number generator, LCD, and power source, and security features protecting both the consumer and the promoter. The EGC GameCard weighs in at just less than one half an ounce and is approx. 3mm thick. We have three distinct markets for our GameCard product: the Lotteries; Casinos, and the Sales Promotions.

LOTTERY MARKET

Lottery operators currently make use of paper scratch cards to give players an "instant" win or lose reward experience. Over the last several years ways to increase the price point of lottery tickets have been sought by some promoters. Consumers can currently pay as much as $20.00 per scratch card although the norm is between $2-$5. The EGC GameCard is a digital evolution of the scratch card, offering multiple plays and multiple chances to win in a credit card-sized medium that is acceptable to enterprising US state Lottery operators. Currently sales of gamecards are taking place throughout Iowa.following successful trials earlier in the year. Sales to US lotteries have taken longer to achieve than expected by the management of the Company's Joint Venture with Scientific Games International, the principal reason for delay in ordering from interested States appears to be the due process of law that needs be undertaken by each individual State to allow the sale of EGC GameCards to the public. For instance the GameCard need be classified as not offending State laws or as being a slot machine, and the price increase envisaged needs also be approved, and can meet resistance from lobby groups. Security matters also need close examination. These issues often requiring changes in the law need be considered by each State. Nevertheless the Company has no reason to believe that the initial interest in the GameCard product has diminished as active dialogues are continuing with a number of of States in a satisfactory manner.

SALES PROMOTION MARKET

Much of the sales promotion market consists of "giveaway" items by corporations for use in loyalty programs, incentive programs, advertising, promotions, marketing, competitions and the like, for example a pen or squeeze ball. Another major area is the prize and competition sector of sales promotions where the consumer is given free entry to enter prize competitions. The EGC GameCard seeks to combine these two attractions. Newspapers, magazines and direct mail solicitations offer rewards, frequently using scratchcards, coupons and other forms of entry to engage consumers in promotional competitions. While our EGC GameCard can be applied to a broad range of potential promotional opportunities, we have focused our efforts initially on sales promotions and direct mail solicitations. This market has proved disappointing to date for the Company despite very strong interest shown initially by brands and advertising agencies and trials showing consumer response rates being ten times or more greater than scratchcard offerings. The principal problems have been the time taken to fulfil orders of customized games and a fear of marketeers in being first to market with with an unproven market product requiring minimum order values of over $100,000. The Company put into being a policy earlier in the year to supply a small range of generic games in much smaller quantities with far faster delivery times. These games which have needed to be developed and tested over the past few months are now ready and will be promoted from the Fall of 2005 with particular emphasis on casino promotions where substantial interest has been received.

INDIAN GAMING MARKET

The company has recently received a legal Opinion from the National Indian Gaming Commission (NIGC) which classifies the EGC GameCard product under Class II regulations which decision will effectively remove any objection to the sale to GameCards to consumers on Tribal lands. The Company has also received a letter from Gaming Laboratories International (GLI), with whom the NIGC consults, which states that in their view EGC is free to sell the GameCard product without any additional testing unless requested by by an individual Tribe. In the view of the GLI that also is an unlikely event as the manner in which the GameCard is produced invalidates any means to alter its play values in the field.

As a result of these opinions EGC consider there is no barrier to immediately commencing sales of EGC GameCards to Indian Casino operators, from whom interest has previously been shown. EGC intend to commence such sales as from the beginning of September 2005 and are currently putting in place a sales team to do so. The Indian gaming market spend on Tribal lands is now in excess of $19 billion a year and although it is too early to anticipate the level of sales the management Company is exercised by the potential of this market and the lack of any further legal barriers to commence sales. The Company has developed specific games for this market place in the form of pocket slots and video poker which will be in readiness to demonstrate and sell as from the beginning of September at the Company's product launch at the G2E gaming show in Las Vegas on the 12 and 13th September -the world's premier gaming show..This market applies solely to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes.


BUSINESS STRATEGY

The Company is now marketing the EGC GameCard to lottery promoters in the US through its joint venture with Scientific Games International, Inc.. We intend to establish additional distribution agreements in the future to supplement our own sales and marketing resources. A further opportunity is now open to the company following approval of our product for sale to consumers on Tribal Lands by the NIGC.(see above) which opens a substantial market place. Sales to Indian casino operators will commence in September 2005.

The XOGO multi-play GameCard is supported by the EGC Sales Marketing and Games Design teams in the US and in Europe. Previously they had worked with brands or agencies to customize XOGO GameCard applications to each brand's individual goals but this has proved a costly and time consuming business. A revision of this previous strategy was put in place earlier this year to develop generic games which do not require specific customization and consequently avoid lengthy software processes. This will allow for the sale of EGC product in smaller quantities and at greatly improved delivery times, the lack of which the Company believes was a previous impediment to sales.

In addition to our current and planned sales team, we are also working closely with strategic partners to distribute our products. We typically enter into exclusive contracts with strategic partners for a specific market and geography and several such negotiations are currently in hand.

The games and gaming market is currently one of the fastest growing areas of public interest in the world today. by virtue of the higher speeds achieved by personal computers (PC's) on the Internet, and now forthcoming on mobile phones. The success of American Idol being due to the realization of the interactive use of SMS texting. The spectacular global growth of peer to peer (P2P) poker games online on the Internet in the past two years also being an example. Not only has this interest recently opened up opportunity for sales of the Company's GameCard for promotional use but it opens other digital avenues in which the Company's game design skills may be used to similar advantage in prize and competition games.for consumers, which can both complement sales of Gamecards.and potentially offer other avenues.for sales of reward based games. The Company is currently examining such opportunities in this growth market.

RESULTS OF OPERATIONS

The company has not recorded any revenues this quarter as orders placed by the Iowa State lottery have not yet been delivered. Sales and Marketing costs were $96,609 compared with $171,373 in the comparable period for 2004 this reflects the concentration on lottery sales development via the joint venture agreement with Scientific Games. General and Administration $258,578 compared with $160,310 this expense was higher than the comparable period as we replaced consultant services with our in house work and Consultancy costs were reduced to $208,000 compared with $571,012. Salaries and payroll costs were $155,264 compared with $193,542. Operating loss was reduced to $718,451 compared with $1,096,237 for the comparable period in 2004. Operating losses are expected to reduce as revenues from lottery and other sales increase. Revenues are expected to increase as we have now received repeat orders from our first State lottery customer and orders from a further State lottery in the current quarter. We do not anticipate significant increases in operating costs relative to sales.

FINANCIAL RESOURCES

On April 5, 2005 the company sold $8,666,000 gross, $7,911,200 net, of its convertible promissory notes (the "Convertible Promissory Notes") to accredited investors in a private placement of securities (the "Private Placement"). Each $48,000 principal amount of a Convertible Promissory Note will automatically convert into 32,000 shares of the Registrant's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"). Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Registrant's common stock, par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.50 per share of Common Stock. Also, the Company issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A Preferred into which the Convertible Promissory Notes are initially convertible. The Warrants shall be exercisable to acquire shares of Series A Preferred Stock upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. The Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years.

ITEM 3. CONTROLS AND PROCEDURES

The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the issuer and have: designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared; designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated: any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data; any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

Changes in internal control over financial reporting.

There was no significant change in the issuer's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On April 6, 2005, the Registrant completed a second and final closing of its offering of convertible promissory notes (the "Convertible Promissory Notes") to accredited investors in a private placement of securities (the "Private Placement") previously reported on the Registrant's Current Report on Form 8-K filed on March 31, 2005 (the "March 31, 2005 8-K"). The Registrant sold an additional $248,000 Convertible Promissory Notes in the final closing on April 6, 2005, making a total of $8,666,000 Convertible Promissory Notes sold, in the aggregate, in the Private Placement. The March 31, 2005 8-K, including the Exhibits filed with it, is specifically incorporated herein by reference.

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

                              ELECTRONIC GAME CARD

Date: August 15, 2005                   By: /s/ John  R  Bentley
                                            ---------------------------------
                                        John R Bentley
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: August 15, 2005                   By: /s/ Linden Boyne
                                            ---------------------------------
                                        Linden Boyne
                                        Secretary / Treasurer
                                        (Principal Financial Officer)