Form 10QSB
period 2005-09-30
ELECTRONIC GAME CARD INC
filed 2005-11-14
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         Commission file number000-25853

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Traditional small business disclosure format    Yes |X|     No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 30, 2005 25,325,928

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)

                                                  September 30,     December 31,
                                                     2005              2004
                                                  -----------       -----------
ASSETS:

CURRENT ASSETS:
     Cash & Cash Equivalents                      $ 6,768,803       $ 1,082,558
     Accounts Receivable                              200,738            80,250
     Deposit on Inventory                             493,182           141,800
     Value Added Tax Receivable                        31,673            46,235
     Related Party Receivable                         145,845            61,560
     Note Receivable                                    1,352           143,468
                                                  -----------       -----------

          Total Current Assets                      7,641,593         1,555,871
                                                  -----------       -----------

PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment                     23,022             7,185
     Office Equipment                                  60,927            58,987
     Furniture & Fixtures                               1,195               366
     Less: Accumulated Depreciation                   (41,459)          (25,819)
                                                  -----------       -----------
          Net Fixed Assets                             43,685            40,719
                                                  -----------       -----------

OTHER ASSETS
     Investment in Joint Venture                      994,060         1,000,000
                                                  -----------       -----------

TOTAL ASSETS                                      $ 8,679,338       $ 2,596,590
                                                  -----------       -----------

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                   (Unaudited)
                                                     June 30,       December 31,
                                                       2005            2004
                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                              $    456,261    $    620,736
     Accrued Payroll Liabilities                             --          41,087
     Unearned Revenue                                   255,645          62,370
                                                   ------------    ------------
          Total Current Liabilities                     711,906         724,193
                                                   ------------    ------------

NON-CURRENT LIABILITIES:
     Convertible Note Payable, net                   8,,144,975              --
     Interest Payable                                   272,385              --
                                                   ------------    ------------
          Total Non-Current Liabilities               8,417,360              --
                                                   ------------    ------------

     TOTAL LIABILITIES                                9,129,266         724,193
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
     Authorized 100,000,000 shares
     Issued 25,325,157and 24,936,928 shares at
     June 30, 2005 and December 31, 2004                 25,325          24,937
Paid-In Capital                                      12,505,552      12,207,471
Stock Subscription Receivable                                --        (139,189)
Currency Translation Adjustment                        (513,178)       (513,178)
Retained Deficit                                       (157,495)       (157,495)
Deficit Accumulated During the Development Stage    (12,310,132)     (9,550,149)
                                                   ------------    ------------

     TOTAL STOCKHOLDERS'S EQUITY                     ,(449,928)       1,872,397
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY        $  8,679,338    $  2,596,590
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     Cumulative
                                                                                                                        Since
                                                                                                                    April 6, 2000
                                                   For the Three Months Ended           For the Nine Months Ended    Inception of
                                                         Serptember 30,                       September 30,           Development
                                                      2005            2004               2005              2004          Stage
                                                  ------------     ------------     ------------     ------------     ------------
Revenue:                                          $     96,255     $         --     $    232,875     $     80,250     $    321,442
Cost of Good Sold                                       77,625               --          191,673               --          258,828
                                                  ------------     ------------     ------------     ------------     ------------
Gross Profit (Loss)                                     18,630               --           41,202           80,250           62,614
                                                  ------------     ------------     ------------     ------------     ------------

Expenses:
Selling and Marketing Expense                          134,565          270,159          284,610          621,893        1,408,654
General & Administrative                               139,746          284,092          786,528          525,207         2,021897
Consulting Expenses                                    390,236          367,815          690,918          938,827        2,651,887
Salaries and Wages                                     221,661          166,722          592,067          629,260        1,748,395
Compensation from issuance of
Options/Warrants                                            --               --               --               --        4,099,852
                                                  ------------     ------------     ------------     ------------     ------------
Total Operating Expenses                               887,208        1,088,788        2,354,123        2,715,187       11,930,685
                                                  ------------     ------------     ------------     ------------     ------------

Loss from Operations                                  (868,578)      (1,088,788)      (2,312,921)      (2,634,937)     (11,868,071)

Other Income (Expense)
Currency Translation                                   (20,203)              --          (22,799)              --          (22,799)
Interest, Net                                         (227,103)            (801)        (424,263)           8,020         (416,496)
Settlement of Litigation                                    --               --               --               --           42,154
                                                  ------------     ------------     ------------     ------------     ------------

Net Loss from Continuing Operations
before Taxes                                        (1,115,884)      (1,089,589)      (2,759,983)      (2,626,917)     (12,265,667)

Income Taxes                                                --               --               --               --             (455)
                                                  ------------     ------------     ------------     ------------     ------------

Net Loss from Continuing Operations                 (1,115,884)      (1,089,589)      (2,759,983)      (2,626,917)     (12,265,667)

Discontinued operations:

   Net loss from discontinued
       operations net of tax effects of $0                  --           (1,871)              --           (6,928)          (8,138)
   Loss on disposal of discontinued operations
       net of tax effects of $0                             --               --               --               --          (36,327)
                                                  ------------     ------------     ------------     ------------     ------------

Total Loss from Discontinued Operations                     --           (1,871)              --           (6,928)         (44,465)
                                                  ------------     ------------     ------------     ------------     ------------
Basic & Diluted loss per share
Continuing operations                             $      (0.04)    $      (0.05)    $      (0.11)    $      (0.14)

Discontinued operations                                     --               --               --               --
Net loss per share basic &diluted                 $      (0.04)    $      (0.05)    $      (0.11)    $      (0.14)

Weighted average shares                             25,058,968       20,676,812       25,058,968       19,396,531
                                                  ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                             Cumulative
                                                                                               Since
                                                                                            April 6, 2000
                                                          For the Nine Months Ended          Inception of
                                                                  September,                 Development
                                                            2005             2004                Stage
                                                     ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $    (2,759,983)   $    (2,633,845)   $   (12,310,132)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                                  15,640             14,320             41,458
Stock Issued for Expenses                                         --                 --            114,959
Compensation for Options/Warrants                                 --         (424,256)-          3,951,863
Cashless exercise of Warrants                                     --                 --            147,989
Foreign Currency Translation                                      --           (513,178)
Net Loss from Discontinues Operations                             --              6,928              8,138
Loss on Disposal of Operations                                    --                 --             36,327
Amortization of Interest Expense                             233,575                 --            233,575
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                  (120,488)           (80,250)          (200,738)
(Increase) Decrease in Deposit on Inventory                 (351,382)           (33,430)          (493,182)
(Increase) Decrease in Prepaid Expenses                           --            (84,305)                --
(Increase) Decrease in Value Added Tax Receivable             14,562            (16,185)           (31,673)
Increase (Decrease) in Accounts Payable                     (164,474)           (53,953)           456,262
Increase (Decrease) in Accrued Payroll Liabilities           (41,087)           (17,646)                --
Increase (Decrease) in Unearned Revenue                      193,275                 --            255,645
Increase (Decrease) in Interest Payable                      193,275                 --            255,845
                                                     ---------------    ---------------    ---------------
  Net Cash Used in continuing activities                ,(2,707,977)         (3,322,622)        (8,030,102)
  Net Cash Used in discontinued activities                        --                 --             (1,250)
                                                     ---------------    ---------------    ---------------
  Net Cash Used in operating activities                   (2,707,977)        (3,322,622)        (8,031,352)
                                                     ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger                                           --                 --              3,834
Purchase of Plant and Machinery Equipment                    (15,837)              (761)           (23,022)
Purchase of Office Equipment                                  (1,940)           (48,763)           (60,927)
Purchase of Furniture & Fixture                                 (829)              (345)            (1,195)
Investment in Joint Venture                                    5,940                 --           (994,060)
                                                     ---------------    ---------------    ---------------
  Net cash provided by investing activities                  (12,666)           (49,869)        (1,075,370)
                                                     ---------------    ---------------    ---------------

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                            Cumulative
                                                                                               since
                                                                                              April 6,
                                                                                               2000
                                                        For the Nine Months Ended          Inception of
                                                              September 30,                 Development
                                                         2005               2004               Stage
                                                    ---------------    ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock                          437,116          6,110,257          8,114,218
Related Party Receivable                                    (84,285)          (173,796)          (145,845)
Amount Loaned on Note Receivable                                 --            (35,007)          (143,468)
Payment on Notes Receivables                                142,116                 --            142,116
Proceeds from Related Party Payable                          97,500             39,149             97,500
Payments on Related Party Payable
                                                                               (97,500)           (97,500)
Payment on Long-Term Note Payable                                --           (932,100)          (969,407)
Proceeds from Long-Term Note Payable                             --             19,895            969,407
Proceeds from Convertible Note Payable                    7,911,400                 --          7,911,400
                                                    ---------------    ---------------    ---------------
  Net Cash Provided by Financing Activities               8,406,347          5,028,398         15,878,421
                                                    ---------------    ---------------    ---------------

Net (Decrease) Increase in Cash                     $     5,685,704    $     1,655,907    $     6,771,699
Foreign Exchange Effect on Cash                                 541                 57             (2,896)
Cash at Beginning of Period                               1,082,558              6,732                 --
                                                    ---------------    ---------------    ---------------
Cash at End of Period                               $     6,768,803    $     1,662,696    $     6,768,803
                                                    ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                          $            --                  $    $         1,470
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

Interim Reporting

      The unaudited financial statements as of September 30, 2005 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $12,310,132 for the period from April 6, 2000 (inception) to September 30, 2005.

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of September 30, 2005, the Company is in the development stage but has begun planned principal operations.

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

      Depreciation Expense for the nine months ending September 30, 2005 and 2004 were $15,640 and $14,320.

Advertising Costs

      Advertising costs are expensed as incurred. For the nine months ended June 30, 2005 and 2004, advertising costs were $284,610 and $621,853, respectively.

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

Loss per Share

      Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of September 30, 2005, the Company had 12,769,553 option and warrants outstanding to purchase up to 12,760,553 shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for September 30, 2005 and 2004 and are thus not considered.

Income Taxes

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

The Company is subject to income taxes in the United States of America, United Kingdom and the state of New York. As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,308,687 in the United States ans $3,503,438 in the United Kingdom that may be offset against future taxable income through2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit ha been reported in the financial statements because the Company believes that there is a 50% or greater chance the carry forwards are offset by a valuation allowance of the same amount

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

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

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2005, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 4 - NOTES RECEIVABLE

      As of September 30, 2005 and December 31, 2004, the following amounts were owed to the Company:

                                                     September 30,  December 31,
                                                         2005         2004
                                                       --------   ------------

Note Receivable, no interest, due upon demand
   Interest imputed using the 12 month average of
   1 month libor rate of 1.544                         $  1,352     $143,468
                                                       --------     --------

Total Note Receivable                                  $  1,352     $143,468
                                                       ========     ========

NOTE 5 - RELATED PARTY TRANSACTIONS

      During the six months ended September 30, 2005 and the year ended December 31, 2004, the Company has certain related party receivables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest. As of September 30, 2005 and December 31, 2004, $145,845 and $61,560, is still owed to the Company.

      During the six months ended September 30, 2005 and the year ended December 31, 2004, the Company has certain related party payables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest. As of September 30, 2005 and December 31, 2004, $97,500 and $0, no liability remains.

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

      June 30 to September 30 the Company issued 12,500 shares of common stock for warrants in exchange for $12,500 in cash.

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

      The company has agreed that warrant holders could elect to convert their warrants by a cashless exercise. This provision permits the warrant holder to cancel sufficient warrants at the then current share price to receive the balance of the warrants in Common Stock without payment to the company. In 2004 the Company has recorded $3,961,072 in compensation expense in connection with the granting and cashless provision of the warrants detailed above.

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

                                                                   November 30,
                                                                      2004
                                                                     -------

Cash                                                                 $    40
Intangibles                                                           50,000
                                                                     -------
Total Assets                                                          50,040
                                                                     -------

Accounts Payable                                                      11,978
Income Tax Payable                                                       100
Shareholder Loan                                                       1,635
                                                                     -------
Total Liabilities                                                     13,713
                                                                     -------

Net Assets to be Disposed of                                         $36,327
                                                                     =======

      Operating results of this discontinued operation for the three and six months ended June 30, 2004 are shown separately in the accompanying consolidated statement of operations. The operating results of the discontinued operations for the three six months ended June 30, 2004 consist of:

                                                        3 months        6 months
General and Administrative Expenses                     $   194         $ 4,492
Interest Expense                                            554             565
                                                        -------         -------

Net Loss                                                $  (748)        $(5,057)
                                                        =======         =======

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

NOTE 12 - CONVERTIBLE PROMISSORY NOTE

      On March 24, and April 6th, 2005 the Registrant sold a total of $8,418,000 Convertible Promissory Notes to accredited investors in a private placement of securities. This note is payable upon written demand which may be made on or after March 31, 2007, unless this note has been converted into shares of the Company's "Series A Preferred Stock" or "Common Stock". The Interest rate of this note is 6%. In connection with the convertible debt issuance on March 24, 2005 the company incurred charges in the amount of $718,800. These costs are being amortized over the two year life on the note and as of March 31, 2005 amortization amount that has been booked to interest expense is $74,875.

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

GENERAL

Electronic Game Card, Inc., is a supplier of innovative games to the lottery, casino, and promotional industry worldwide. Our lead product is the EGC GameCard, a unique credit card-sized pocket game combining interactive capability with "instant win" excitement. We have had revenues of $225,187 from sales of the GameCard to one State lottery. The company has made losses in the development stage since April 6, 2000 of $11,194,248.

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

LOTTERY MARKET

Lottery operators currently make use of paper scratch cards to give players an "instant" win or lose reward experience. Over the last several years ways to increase the price point of lottery tickets have been sought by some promoters. Consumers can currently pay as much as $20.00 per scratch card although the norm is between $2-$5. The EGC GameCard is a digital evolution of the scratch card, offering multiple plays and multiple chances to win in a credit card-sized medium that is acceptable to enterprising US state Lottery operators. Currently sales of gamecards are taking place throughout Iowa.following successful trials earlier in the year. Sales to US lotteries have taken longer to achieve than expected by the management of the Company's Joint Venture with Scientific Games International. The principal reason for delay in ordering from interested States appears to be the due process that needs be undertaken by each individual State to allow the sale of EGC GameCards to the public. For instance the GameCard need be classified as not offending State laws or as being a slot machine, and the price increase envisaged needs also be approved, and can meet resistance from lobby groups. Security matters also need close examination. These issues often requiring changes in the law need be considered by each State and additionally individual States carry out focus trials on the Gamecard. Nevertheless the Company has no reason to believe that the initial interest in the GameCard product has diminished as active dialogues are continuing with a number of of States in a satisfactory manner.

SALES PROMOTION MARKET

Much of the sales promotion market consists of "giveaway" items by corporations for use in loyalty programs, incentive programs, advertising, promotions, marketing, competitions and the like, for example a pen or squeeze ball. Another major area is the prize and competition sector of sales promotions where the consumer is given free entry to enter prize competitions. The EGC GameCard seeks to combine these two attractions. Newspapers, magazines and direct mail solicitations offer rewards, frequently using scratchcards, coupons and other forms of entry to engage consumers in promotional competitions. While our EGC GameCard can be applied to a broad range of potential promotional opportunities, we have focused our efforts initially on sales promotions and direct mail solicitations. This market has proved disappointing to date for the Company despite very strong interest shown initially by brands and advertising agencies and trials showing consumer response rates being ten times or more greater than scratchcard offerings. The principal problems have been the time taken to fulfil orders of customized games and a fear of marketeers in being first to market with with an unproven market product requiring minimum order values of over $100,000. The Company put into being a policy earlier in the year to supply a small range of generic games in much smaller quantities with far faster delivery times. These games which have needed to be developed and tested over the past few months are now ready to be promoted with particular emphasis on casino promotions where substantial interest has been received. A trial with a major TV channel provider is currently in progress.

INDIAN GAMING MARKET

The company received a legal Opinion from the National Indian Gaming  Commission
(NIGC) in the summer of 2005 which classified the EGC GameCard product under Class II regulations which decision effectively remove any objection to the sale to GameCards to consumers on Tribal lands.

As a result of this opinion EGC consider there is no barrier to immediately commencing sales of EGC GameCards to Indian Casino operators. The Indian gaming market spend on Tribal lands is now in excess of $19 billion a year and, although it is too early to anticipate the level of sales, the management of the Company believes this market has potential equal to the lottery market in terms of profitability. The Company has developed specific games for this market place in the form of pocket slots and video poker .This market applies primarily to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes, although sales of GameCards may also be made as sales promotion devices.

BUSINESS STRATEGY

The Company is currently marketing the EGC GameCard to lottery promoters in the US through its joint venture with Scientific Games International, Inc.. A further opportunity has now opened to the company following approval of our product for sale to consumers on Tribal Lands by the NIGC.(see above) which opens up a substantial market place.

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

In addition to our current and planned sales team, we are also working closely with strategic partners to distribute our products globally. We typically enter into exclusive contracts with strategic partners for a specific market and geography and several such negotiations have been completed recently in Portugal, India, Indonesia and Thailand.

The games and gaming market is currently one of the fastest growing areas of public interest in the world today. by virtue of the greater capability of the medium of personal computers (PC's) , and now forthcoming on mobile phones. For example the success of American Idol being due to the realization of the interactive use of SMS texting. The spectacular global growth of peer to peer
(P2P) poker games online on the Internet in the past two years also being an example. Not only has this interest recently opened up opportunity for sales of the Company's GameCard for promotional use but it opens other digital avenues in which the Company's game design skills may be used to similar advantage in prize and competition games.for consumers, which can both complement sales of Gamecards.and potentially offer other avenues.for sales of reward based games. The Company has been examining such opportunities in this growth market and intends shortly to announce a new complementary strategy for reward based games.

RESULTS OF OPERATIONS

The company has recorded $96,255 of revenues this quarter and revenues for the year to date of $232,875. Sales and Marketing costs were $134,565 compared with $270,159 in the comparable period for 2004 and $284,610 year to date compared with $621,893 for the same period in 2004. This reflects the concentration on lottery sales development via the joint venture agreement with Scientific Games. General and Administration expenses were $139,746 compared with $284,092 and $786,528 and $525,207 for year to date compared with for the same period in 2004. This expense was lower than the comparable period as we make certain economies in the period. Consultancy costs were higher at $390,236 compared with $367,815 but significantly lower year to date $690,918 compared with the previous year $938,827 Salaries and payroll costs were $222,661 compared with $166,722 due to additional technical staff employed but were lower for the comparable nine month period $592,067 compared with $629,260.in 2004. Operating loss reduced $868,578 compared with $1,088,788 for the quarter and $2,312,921,for the year to date compared with $2,634,937 in 2004.

FINANCIAL RESOURCES

Through April 6, 2005 the company sold $8,666,000 gross, $7,911,200 net, of its convertible promissory notes (the "Convertible Promissory Notes") to accredited investors in a private placement of securities (the "Private Placement"). Each $48,000 principal amount of a Convertible Promissory Note will automatically convert into 32,000 shares of the Registrant's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"). Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Registrant's common stock, par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.50 per share of Common Stock. Also, the Company issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A Preferred into which the Convertible Promissory Notes are initially convertible. The Warrants shall be exercisable to acquire shares of Series A Preferred Stock upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. The Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years.

SUBSEQUENT EVENTS

The orders placed by the Iowa and Kansas lotteries for the month of November have not been fulfilled due to an error rate in the GameCard units that was considered by the Company's joint venture partners Scientific Games, in consultation with the Iowa and Kansas lotteries, to be above that necessary for the success of each promotion. The Company believes the level of error rates are below the low percentage rate which it is contracted to Scientific Games to deliver but has accepted that it is necessary for the success of the gamecards that there should be improvements in the quality control of future deliveries. Scientific Games and the Company are working together to effect these improvements in production and are pleased to state that both Iowa and Kansas lotteries wish to receive new gamecards from the Company as soon as practicable. The Company believes that the methods of production can be readily improved to obtain the quality already experienced in other earlier successful deliveries to Scientific Games and their customers and that the errors experienced should not re-occur disadvantageously to the Company.

The results from the G2E Gaming Show launch in the Fall of the Company's Tribal Numbers GameCard products aimed at Indian casino promoters have achieved substantial interest and the Company is currently in negotiations with Scientific Games regarding a joint venture in this new market place.

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

                              ELECTRONIC GAME CARD


Date: November 14 , 2005             By: /s/ John Bentley
                                   --------------------------------

                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date: November 14 , 2005             By: /s/ Linden Boyne
                                   --------------------------------
                                   Linden Boyne
                                   Secretary / Treasurer
                                   (Principal Financial Officer)