Form 10KSB/A
period 2004-12-31
ELECTRONIC GAME CARD INC
filed 2005-11-22
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                  FORM 10-KSB/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-25843

                           ELECTRONIC GAME CARD, INC.
             (Exact name of Registrant as specified in its charter)

      State or other jurisdiction of incorporation or organization: Nevada
                   IRS Employer Identification No: 87-0624752

                  712 FIFTH AVENUE 19TH FLOOR NEW YORK NY 10019
              (Address and zip code of principal executive offices)

        Registrant's telephone number, including area code: (646)723 8936

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK PAR VALUE $0.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. | | Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenue for the year ended December 31, 2004: $80,250

Based upon the closing price of the registrant's Common Stock as of June 2, 2005 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $25,357,656

As of June 2, 2005, the number of shares outstanding of the Registrant's Common Stock was 25,730,269.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a designer and supplier of an innovative "instant" win gaming device to the lottery industry marketed under the name of Electronic GameCard. The shape of a pocket game is approximately the size of a credit card and operated electronically by touch incorporating a microchip and LCD screen showing numbers or icons. Secondary markets with considerable potential for the company's reward based games products are the sales promotions industry in the area of prize and competition products, and the casino industry. We design these devices to play game types, formats and prize structures as required by our customers and are gradually building a range of generic games of popularly recognized themes. EGC outsources manufacture of its GameCards under strictly supervised manufacturing agreements with suitably qualified companies.

DESCRIPTION OF THE BUSINESS

The EGC GameCard is designed to be versatile and flexible in functionality, customizable, portable, and cost efficient in its potential markets. EGC GameCards also include a random number generator and state of the art security features protecting both the consumer and the promoter. The EGC GameCard weighs less than one half an ounce and is 3mm thick. The primary market for the GameCard product is the Lottery market followed by the Sales Promotion prize and competition market, and more recently by the promise of a third potential market in casinos, particularly in Tribal Gaming in the USA. The Company reported that it had received the requisite permission from the National Indian Gaming Council under Class II usage on June 30, 2005.

We have applied for patent protection in the United States and internationally and have to date obtained an authority from the US patent office which allows preventative action to be taken legally against any potential imitators.

The Company owns 100% of the share capital of Electronic Game Card, Ltd., a company incorporated under the laws of England, through its wholly owned U.S. subsidiary Electronic Game Card Marketing, Inc. (Delaware). Electronic Game Card Marketing Inc. is the marketing and sales operating division of Electronic Game Card Inc. in the USA which also owns and operates Electronic Game Card Marketing Ltd, as the UK and European marketing and sales division.

MANUFACTURING ARRANGEMENTS

We have an agreement with one of the largest manufacturers in China, Tak Shun Lams Company Limited, capable of producing our product. The company is listed on the Hong Kong Stock Exchange and reported sales of $100 million and profits of approx $10 million. The agreement is subject to confidentiality on both sides. Currently Tak Shun is the only manufacturer used by the company.

SALES AND MARKETING

We have a joint venture agreement, which covers Sales and Marketing, with Scientific Games International (Nasdaq SGMS) a $3 billion US corporation of very long standing being the largest supplier of instant lottery games in the world for many years. They hold 8.2% of the issued Common Stock of the Company. Our agreement provides that Scientific Games International (SGI) use their sales force to sell our product alongside their own products. SGI has contracts with their customers; of varying terms and length of duration. SGI generate sales for us under these contracts.

RESEARCH AND DEVELOPMENT

The company employs staff and retains consultants to continue Research and Development into our existing products and new products that will be suitable for our markets.

COMPETITION

Our competitors have  substantially  greater  financial,  scientific,  and human
resources,   and  as  a  result   greater   research  and  product   development
capabilities.

LOTTERY MARKET

Lottery operators currently make use of paper scratch cards to give players an "instant" win or lose reward experience. Based upon our own analysis, we see that over the last several years, scratch cards have become increasingly large and complex to accommodate consumer demand for multiple plays and multiple chances to win. The EGC GameCard offers the potential to simplify the scratchcard while giving the opportunity to raise the unit price and increase sales. Our research indicates that our product is seen by the lottery industry as potentially providing the next contemporary digital evolution of the scratch card, offering multiple plays and multiple chances to win in an entertaining and secure manner while using existing methods of distribution as with scratchcards.

To access the lottery market in the most expeditious manner, we originally signed an exclusive distributorship agreement with Scientific Games International, Inc (NASDAQ:SGMS) in May 2003 who have long term relationships with the majority of national and state lotteries on a worldwide basis. See above in Sales and Marketing.

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

The Joint Venture agreement with Scientific Games resulted from the first consumer launch of the EGC GameCards to the Iowa State lottery. The Iowa Lottery Quarter Play GameCard was launched on the 4th October, 2004 and the Iowa lottery and Scientific Games publicly stated that the results exceeded their expectations of sales level and consumer reaction. The Iowa lottery placed a re-order for a further 189,000 Quarter Play GameCards for delivery in April 2005 and has agreed to place orders for over 500,000 GameCards in total to be delivered during 2005.

SALES PROMOTION MARKET

The sales promotion prize and competition market is one in which the promoter (usually a well known brand) must not be seen to obtain money for entry and where no purchase of the brand's goods is necessary in order not to fall under the laws by which lotteries are regulated. Again, our analysis indicates that brand's make use of these prize and competitions games as a means to implement loyalty and incentive programs. We are confident that the market for promotional items is large, newspapers, magazines and direct mail solicitations offer rewards, frequently using scratchcards, coupons and other forms of entry to engage consumers in promotional competitions. While our EGC GameCards can be applied to a broad range of potential promotional opportunities, we have focused our efforts initially on direct mail solutions.

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

INDIAN GAMING MARKET

The Indian Gaming on Native American Tribal Lands covers parts of 28 States within the United States of America and represents a significant portion of the total gaming industry. The Company is preparing to launch the GameCards to the 367 casino operations in Indian Tribal Lands in 2006. This market launch applies solely to the sale of GameCard as gaming devices sold directly to the public in casinos and on reservations owed and operated by Indian tribes.

The Indian Tribes often look to Gaming Laboratories, Inc. for certification and classification of gaming devices. However, with respect to the GameCards, as with instant scratch games, the GameCards do not rely on an electronic mechanism to produces the result of the game and are therefore classified as Class ll products.

The Company has received a legal opinion from the National Indian Gaming Commission that the EGC GameCard is a Class II devise under IGRA (Indian Gaming Regulatory Act). The Class II designation is significant because it exempts the Company from becoming subject to the state license procedures and requirements.

The Legal Opinion from the acting General Counsel of the NIGC is attached as an Exhibit to the Company's amended quarterly report on Form 10-QSBA for the quarter ended March 31, 2005, which amended form is being filed with the Commission in conjunction with the filing of this amended Form 10-KSBA.

CORPORATE HISTORY

The Fence Post Inc (Fence) was organized on June 26, 1981, under the laws of the State of Utah. Fence initially engaged in the business of operating a retail basket shop and, from the time of its inception, has undergone several name changes and business changes. In 1986, the company changed its name to Dynamic Video, Inc (Dynamic) and on November 12, 1986, it commenced a public offering of an aggregate of 3,250,000 shares (pre-split) of common stock at a price of two cents ($.02) per share. The offering was made pursuant to the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended (the "1933 Act"), and according to the registration provisions of
Section 61-1-10 of the Utah Uniform Securities Act. The offering was made to Utah residents and, upon completion, Dynamic realized gross proceeds of $65,000, before payment of legal, accounting and printing expenses. Dynamic then became engaged in the business of operating a video rental store. However, the venture proved unsuccessful and the business closed.

In April 1988, Dynamic acquired all, 10,000 shares, of the issued and outstanding shares of Loki Holding Corp. in exchange for 1,000,000 shares (pre-split) of the Dynamic's authorized but previously unissued common stock. In September 1988, the Dynamic changed its name to Loki Holding Corporation (Loki). In October 1989, the Loki acquired an additional 52,500 shares of Loki Holding Corp common stock for the cash consideration of $3,150. Loki Holding Corp. is now known as Icon Systems, Inc. ("Icon"). Following the unsuccessful video store venture, the Loki's Board of Directors resolved to distribute its shares of Icon common stock to the Loki's shareholders as a partial liquidating dividend, in the ratio of one (1) share of Icon common stock for each ten (10) shares of the Loki's common stock held as of May 25, 1990. Loki filed with the Utah Securities Division (the "Division") a reorganization exemption application under Rule14.2p-1. No objection was received from the Division and on June 23, 1990, the Loki shareholders approved the partial liquidating dividend as proposed. Each of the Loki shareholders also executed a certificate of residency representing that he or she was a bone fide resident of the State of Utah.

On September 11, 1990, the Loki changed its name to Interactive Development Applications, Inc. (Interactive) and completed the reverse acquisition of several Belgium corporations. Pursuant to the acquisitions, Interactive was to become engaged in the business of developing computer software designed for the landscaping business. However, Interactive never engaged in such business and the company had no business operations for several years. On May 1, 1997, Interactive was involuntarily dissolved by administrative action by the State of Utah for failure to maintain a registered agent in the State. On September 4, 1997, acting in response to the Verified Application filed by a shareholder, the Third Judicial District Court of the State of Utah, entered an Order that an annual meeting of Interactive's shareholders be held. The sole purpose of the meeting was to elect, from persons to be nominated at the meeting, three directors to serve until the next annual meeting of shareholders or until their successors are elected (or appointed) and qualified. The Order further provided that a quorum to conduct the meeting would be determined by those shares owned by the record registered owners of Interactive common stock as shown on its then- current stockholder list and which shares were present in person or by proxy at the meeting. A majority of the issued and outstanding shares represented at the meeting held on October 21, 1997 were voted to elect the then directors of the company. The Court issued an Order Confirming Election of Directors on October 22, 1997. Also on October 21, 1997, Interactive 's Board of Directors unanimously resolved to (i) appoint executive officers, to serve until their successors are elected and qualified or until their prior resignation or termination; (ii) authorize the execution of all documents necessary to reinstate the company in the State of Utah; (iii) authorize the officers to open and maintain a bank account in the company's name; (iv) change the principal mailing address of the company; (v) issue 23,000,000 shares of common stock (pre-split) to Wasatch Consulting Group, for service rendered; and (vi) abandon the company's wholly owned foreign subsidiaries, New Ham International, N.V., Group 92 S.A., and Waretech S.A. The 23,000,000 shares were issued on October 21, 1997 for services, expenses and court costs connected with the reinstatement of Interactive. However, on November 11, 1997, the 23,000,000 shares were returned to the company and canceled and the transaction was reversed, retroactively.

Interactive was reinstated in the State of Utah on October 23, 1997. On October 24, 1997, the Board of Directors resolved to call for a special meeting of shareholders for November 7, 1997, at which meeting the company's shareholders would be asked to approve the following resolutions: (a) to amend the company's Articles of Incorporation to (i) change the corporate name to Quazon Corp., (ii) increase the authorized capital of the company from 50,000,000 shares of common stock to 100,000,000 shares of common stock, and (iii) decrease the par value of the company's common stock from $0.02 per share to $0.001 per share, with appropriate adjustments in the stated capital and additional paid in capital accounts of the company; (b) to effect a reverse of the company's outstanding common stock on a one (1) share for two hundred fifty (250) shares basis, with the provision that no shareholder's holdings be reduced below 100 shares as a result of such reverse split; and (c) to change the domicile of the company from the State of Utah to the State of Nevada. At the November 7, 1997 meeting, Interactive 's shareholders ratified all of the above proposals. Shareholders also approved the issuance of 7,000,000 shares of the company's authorized, but previously unissued common stock, adjusted to reflect the 250 shares for one share reverse split, to the company's then President. The shares were in consideration for services rendered to the company in connection with bringing the company's status current with the State of Utah and for the payment to the company of $5,000.

On November 14, 1997, Quazon Corp filed with the State of Nevada Articles of Merger whereby the Company was merged with and into Quazon Corp., a newly formed Nevada corporation Quazon-Nevada (QN), for the sole purpose of changing the Company's domicile from the State of Utah to the State of Nevada. This action was taken pursuant to the joint consent of the Boards of Directors of the company and the new Nevada corporation. Each outstanding share of the company's common stock was exchanged for one share of common stock of QN. Accordingly, the Utah corporate entity was merged out of existence and QN survived the merger and succeeded to the assets, liability, and agreements of the Utah entity. On
September 28, 1998, QN filed with the State of Nevada a Certificate of Correction to the Articles of Merger to clarify an error in the Articles of Merger filed November 14, 1997. The Articles of Merger inadvertently stated that the surviving corporation was to become Quazon Mountain Holdings, Inc. instead of Quazon Corp. The Certificate of Correction corrected this error by stating that the name of the surviving corporation was to be Quazon Corp. On October 23, 1998, pursuant to action by unanimous consent of the Board of Directors and majority shareholders of the company, the Company effected a reverse stock split of its issued and outstanding shares of common stock on a one (1) share for fifteen (15) shares basis. The reverse stock split was subject to the provision that no shareholder's holdings be reduced below 100 shares as a result of such reverse split.

On October 30, 1998, Quazon Corp's Board of Directors authorized the issuance of 1,500,000 shares of common stock to directors and officers of the company for services rendered to the company. Also, the company issued 1,500,000 shares to a director and officer for the cash price of $5,000. All share figures are post-split. Since October 1997, the company was actively seeking potential operating business opportunities with the intent to acquire or merge with such businesses. At that point the company had only nominal assets and no operating history.

On June 6, 2001, Scientific Energy, Inc, a Corporation organized under the laws of the State of Utah on May 30, 2001, and Quazon, Corp., entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc.-UT acquired 20,000,000 shares of Quazon Corp stock in exchange for 100% of the issued and outstanding shares of Scientific Energy-UT.

Scientific Energy, Inc entered into a Share Exchange dated November 19, 2003 with Electronic Game Card, Inc. ("EGC"), a Delaware Corporation having a principal place of business in New York City, New York. Scientific Energy Inc exchange closed on December 5, 2003. Under the terms of the agreement, Scientific Energy entered into a majority shareholder exchange agreement whereby it reverse split its existing and issued outstanding shares on a 100:1. It then issued 12,696,595 new reverse split shares, constituting approximately 92% of the issued and outstanding shares of the company, to the shareholders Electronic Game Card, Inc and Electronic Game Card, Inc. became a wholly owned operating subsidiary. The acquisition of Electronic Game Card Inc. was considered to be a reverse merger and Electronic Game Card, Inc. became the accounting acquirer.

On December 5, 2003 the Scientific Energy, Inc changed its name to Electronic Game Card, Inc. (the Company), with Electronic Game Card, Inc. Delaware changing its name to Electronic Game Card Marketing, Inc a Delaware corporation.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently operates from the offices in London and New York rented on a month by month basis from Bioaccelerate Inc a related party. The rent in the London office is $5520 per month and New York $8000 per month.

ITEM 3. LEGAL PROCEEDINGS

In May 2004 Electronic Game Card Ltd. was a party to a lawsuit brought in the Central London County Court by a former consultant. The claim was for salaries totaling $106,458 ((pound)59,875) arising from EGC's alleged breaches of a written employment agreement. The claims were settled on the basis of a Consent Order dated November 13, 2004. As a result of the Consent Order the Company settled the litigation for $51,734 (27,000UK) and recognized a gain of $42,154 from the settlement of litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On March 22, 2005, via written consent, 13,248,825 shares of the total outstanding shares of 25,468,439 or approximately 52% of the Company's Common Stock, as of March 15, 2005, approved an amendment to the Company's Articles of Incorporation to create and establish 10,000,000 shares of Series A Convertible Preferred Stock, par value $.001.

The authorization of the 10,000,000 shares of Series A Convertible Preferred Stock will allow the Company to fulfill the terms of a private placement. The Company sold a total of $8,666,000 of Convertible Promissory Notes, and each $48,000 of Notes automatically converts initially into 32,000 shares of Series A Convertible Preferred Stock, par value $.001 or if the investor chooses, directly into shares of the Company's Common Stock.

The amendment has not become effective.


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


         Year         Quarter Ended                    High             Low
         -------------------------------------------------------------------
         2002         December 31                       1.00            1.00
         -------------------------------------------------------------------
         2003         March 31                          5.00            5.00
                      June 30                           7.00            7.00
                      September 30                      9.00            9.00
                      December 31                       2.50            2.50
         -------------------------------------------------------------------
         2004         March 31                          1.95            1.65
                      June 30                           1.02            1.02
                      September 30                      1.10            1.05
                      December 31                       2.52            2.28

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

RECENT SALES OF UNREGISTERED SECURITIES

The following reflects issuance of our restricted common stock during the three years ending December 31, 2004.

On August 2, 2002, the Company issued 99 shares at 1.00 British Pound per share or the equivalent of $1.60 per share. These shares were then subject to a forward split and increased to a total of 12,696,595 shares in connection with the acquisition of Scientific Energy, Inc. and recorded as a debit to Retained Earnings and a credit to Capital Stock of $12,539.

On December 5, 2003 1,126,467 shares were issued to the previous shareholders of Scientific Energy, Inc for the conversion of $31,344 of Notes Payable. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On February 20, 2004 the Company issued 6,853,750 shares of restricted common stock and 3,426,875 warrants to accredited investors for $1.00 per share. The Company received net proceeds of $6,110,267 and incurred fees and commissions of $743, 483. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On February 20, 2004 the Company issued 1,174,000 shares of restricted common stock to brokers for compensation at $1.00 per share. The Company issued the stock as commissions and fees, and received no proceeds and charged additional paid in capital. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On October 12, 2004, the Company issued 2,171,594 shares of restricted common stock to Scientific Games International, Inc. for $.50 per share. The Company received net proceeds of $1,085,797 and incurred no fees and commissions. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On October 14, 2004, the Company issued 343,666 shares of restricted stock from the exercise of warrants to purchase stock at $1.00 per share. The Company received net proceeds of $343,666 and incurred no fees and commissions. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On October 14 2004, the Company issued 75,892 shares of restricted stock from the exercise of warrants to purchase stock at $2.00 per share. The Company received net proceeds of $147,989 and incurred no fees and commissions. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On November 23, 2004, the Company issued 100,000 shares of restricted stock from the exercise of warrants to purchase stock at $1.00 per share. The Company received net proceeds of $100,000 and incurred no fees and commissions. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On November 12, 2004, the Company issued 50,000 shares of restricted stock to accredited investors at $1.00 per share. The Company received net proceeds of $50,000 and incurred no fees and commissions. This issuance was exempt under
Section 4(2) of the Securities Act of 1933.

On November 29, 2004, the Company issued 215,250 shares of restricted stock to option holders at $1.58 per share. The Company received net proceeds of $339,189 and incurred no fees and commissions. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On December 16, 2004 the Company issued 114,800 shares of restricted common stock as compensation for consulting services valued at 1.00 per share. The Company issued the stock in lieu of cash and received no proceeds. Charged to operations, this issuance was exempt under Section 4(2) of the Securities Act of 1933.

On December 16, 2004 the Company issued 14,914 shares of restricted common stock as compensation for consulting services valued at $.001 per share. The Company received proceeds for the sale of stock of $14 (or $0.001 per share). Charged to operations, this issuance was exempt under Section 4(2) of the Securities Act of 1933.

SECURITIES AUTHORIZED TO BE ISSUED UNDER EQUITY COMPENSATION PLAN

                             Number of Securities to       Weighted Average
                             be issued Upon Exercise       Exercise Price of
                             of Outstanding Options       Outstanding Options,
PLAN CATEGORY                Warrants and Rights (a)     Warrants and Rights (b)
-------------------------    -----------------------     -----------------------
Equity compensation plans                 0
Approved by Security
Holders
-------------------------    -----------------------     -----------------------
Equity compensation plans           519,000                    $ 0.50
Not Approved by Security            125,000                    $ 1.00
Holders                             125,000                    $ 2.00
-------------------------    -----------------------

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

Indications from the lottery industry recently demonstrate that we have the opportunity to become a leading business in providing our innovative gaming platform technology for the higher price point sector of the "instant" lottery market.

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

We market our products through an internal sales team which both in the US and the UK consists of five individuals in total. We currently have sales offices or outlets in New York, Las Vegas and London (U.K.). Our sales team has relevant experience in their appropriate markets. In addition to our sales team, we are also working with a small number of strategic partners to distribute our products for a specific market type or geographic territory.

During 2004 a market not previously envisaged by the Company has potentially appeared in Indian Gaming. This market appertains solely to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes in the USA. The Company has received Class II classification for its products from the National Indian Gaming Council
(NIGC). The overall size of the Indian Gaming market is $18 billion and a decision allowing the Company's GameCards to be sold into it as gaming devices for on sale to the public would offer a substantial prospect for the Company's overall sales in the year 2005.

A further consideration is that the Company will need a license to sell its products from the Global Gaming Commission (GLI), a US approvals house for gaming products. As a result of discussions with the GLI we do not expect a refusal for the GameCards from this source but which approval cannot be granted until a favorable Class II recommendation has been given. The Company has received a letter from a leading Indian Tribe stating that they would purchase GameCards from the Company which is necessary as part of any approval by the GLI.

If the decision to be classified as a Class II gaming device is not forthcoming there exists the potential of selling the Company's products to Indian Casinos in some US states as a type of lottery. This market would however be considerably more limited in scope.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 TO THE YEAR ENDED DECEMBER 31, 2003.

Electronic Game Card, Inc is a development stage company with revenues of $80,250 in 2004 and $8,317 in 2003. Revenues in 2004 and 2003 were generated from the sale of sample products to the lottery market. The Net Loss from Operations was $8,573,491 for 2004 and $540,790 in 2003.

Selling and Marketing Expenses increased $1,019,177 to $1,049,691 because of expenses from attending trade shows to introduce the new products, production of samples for each product, and travel expenses.

General and Administrative expenses increased $780,954 to $959,566 in 2004 due to increased activity during the period and higher costs for travel and related travel expenses.

Consulting Expenses increased $1,387,185 to $1,565,641 because of increased legal expenses incurred in order to comply with federal and state rules and regulations pertaining to the sale of products to Indian casinos, and the requirements necessary to become a supplier to the state lotteries.

Salaries and wages increased $832,844 to $978,295 because of new staff hired for product development, sales and marketing.

Expense from the issuance of options and warrants was $4,099,852 for 2004 and 0 for 2003. In 2004 the Company recorded $3,961,072 as compensation expense for placement agent fees and the cashless provision of the warrants.

FINANCIAL RESOURCES

During 2004, the Company completed a series of private placements. To date, the Company has generated minimal revenues as a result of its current plan of operations and is dependant on future financings to fund operations.

During 2004 the Company completed the following private placements:

February 20, 2004      6,853,750 shares;3,426,875 warrants         $6,110,267
October 12, 2004       2,171,594 shares                            $1,085,797
October 14, 2004       343,666 shares                              $  343,666
October 14, 2004       75,892 shares                               $  147,989
November 12, 2004      50,000 shares                               $   50,000
November 23, 2004      100,000 shares                              $  100,000
November 29, 2004      215,250 shares                              $  339,189

The Company's cash position was $1,082,558 at December 31, 2004 compared with $6,732 at December 31, 2003.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31, 2002.

Electronic Game Card, Inc is a development stage company with revenues of $8,317 in 2003 and $ 0 revenue in 2002. Revenues in 2003 were generated from the sale of sample products to the lottery market. The Net Loss from Operations was $540,790 in 2003 and $369,403 for 2002.

Selling and Marketing Expenses decreased $13,325 to $30,514. Expenses were deferred because of limited working capital.

General and Administrative expenses increased $81,421 to $178,612 in 2004 due to a higher level of business activity compared to the previous year.

Consulting Expenses decreased $38,416 to $178,612. Expenses were deferred because of limited working capital.

Salaries and wages increased $112,869 to $145,451 because of new staff hired for product development.

LIQUIDITY AND FINANCIAL RESOURCES

During 2003, the Company increased Notes Payable by $626,891 to $912,205 and completed a series of private placements. To date, the Company has generated minimal revenues as a result of its current plan of operations, and is dependant on future financings of debt and/ or equity to fund operations.

The Company's cash position was $6,732 at December 31, 2003 compared with $13,909 at December 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the company's financial condition, changes in financial condition revenues or expenses , results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

THERE ARE SUBSTANTIAL RISKS INHERENT IN ATTEMPTING TO COMMERCIALIZE NEW TECHNOLOGICAL APPLICATIONS, AND, AS A RESULT, WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP THE GAMECARDS FOR COMMERCIAL USE AS PLANNED IN OUR BUSINESS MODEL.

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

WE ARE DEPENDENT ON OUTSIDE MANUFACTURERS FOR THE MANUFACTURE OF OUR PRODUCTS. THEREFORE, WE WILL HAVE LIMITED CONTROL OF THE MANUFACTURING PROCESS AND RELATED COSTS.

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

THE COMPANY'S SUCCESS DEPENDS ON THE ATTRACTION AND RETENTION OF SENIOR MANAGEMENT WITH RELEVANT EXPERTISE.

The Company's future success will depend to a significant extent on the continued services of its key employees, particularly Mr. John Bentley, who conceived of the Company's business and overall operating strategy and has been most instrumental in assisting the Company raise capital. Other employees versed in gaming expertise may also be difficult to replace. The Company does not maintain key man life insurance for Mr. Bentley or any other executive. The Company's ability to execute its strategy also will depend on its ability to attract and retain qualified production, sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

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

IF EXPORT OR IMPORT CONTROLS AFFECTING OUR PRODUCTS ARE EXPANDED, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

The U.S. government regulates the sale and shipment of numerous technologies by U.S. companies to foreign countries. If the U.S. or any other government places expanded export or import controls on our technology or products, our business would be materially and adversely affected. If the U.S. government determines that we have not complied with the applicable import regulations, we may face penalties in the form of fines or other punishment.

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

CERTAIN RISK FACTORS RELATING TO OUR STOCK

ELECTRONIC GAME CARD, INC.'S COMMON STOCK PRICE HAS FLUCTUATED SIGNIFICANTLY SINCE JANUARY 2004 AND MAY CONTINUE TO DO SO IN THE FUTURE.

Because we are a developmental stage company, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our Common Stock will be likely to continue to fluctuate significantly. We anticipate that investors and market analysts will assess our performance by considering factors such as:

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

Additional General Economic Conditions. The stock prices for many companies in our sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of our Common Stock.

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

Our Certificate of Incorporation authorizes the issuance of an aggregate of 100,000,000 shares of Common Stock, on such terms and at such prices as the Board of Directors of the Company may determine. Of these shares, an aggregate of 25,508,224 shares of Common Stock have been issued and 2,569,400 are reserved for outstanding warrants exercised issued in the private placement which closed on February 20, 2004. 5,774,000 are reserved for conversion of outstanding Series A Convertible Preferred Stock issued on March 24, 2005 and 2,887,000 are reserved for outstanding warrants issued with the Series A Convertible Preferred Stock and 882,836 for the conversion of outstanding share options in the Equity Compensation Plan 2002 for employees. Therefore, approximately 62,378,540 shares of Common Stock remain available for issuance by the Company to raise additional capital, in connection with prospective acquisitions or for other corporate purposes. Issuances of additional shares of Common Stock would result in dilution of the percentage interest in our Common Stock of all stockholders rateably, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued. In addition, the issuance of additional shares of Common Stock upon exercise of the Warrants, or even the prospect of such issuance, may be expected to have an effect on the market for the Common Stock, and may have an adverse impact on the price at which shares of Common Stock trade.

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

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

                                                                            PAGE
                                                                            ----


Independent Auditor's Report                                                  19

Consolidated Balance Sheet
  December 31, 2004 and 2003                                                  20

Consolidated Statements of Operations for the
 Years Ended December 31, 2004 and 2003
 and the Cumulative Period April 6, 2000 (Inception)
 to December 31, 2004                                                         22

Statement of Stockholders' Equity for the
  Period From April 6, 2000 (Inception) to December 31, 2004                  23

Consolidated Statements of Cash Flows for the
 Years Ended December 31, 2004 and 2003
 and the Cumulative Period April 6, 2000 (Inception)
 to December 31, 2004                                                         25

Notes to Consolidated Financial Statements                                    27


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

Respectfully Submitted,



/s/  Robison Hill & Co
----------------------------
Certified Public Accountants

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


                                                                                      Stock
                                            Common Stock              Paid-In      Subscription     Currency
                                       Shares        Par Value        Capital       Receivable     Translation
                                    ------------   ------------    ------------    ------------    ------------
Balance December 31, 2003             13,823,062   $     13,823    $         --    $         --    $   (118,441)

Stock issued in exchange for cash      6,853,750          6,854       6,846,896              --              --
Cost of private placement                    --             --        (743,483)             --               --
Stock issued in exchange for cash      2,171,594          2,172       1,083,625              --              --
Stock issued for Fundraising           1,174,000          1,174          (1,174)             --              --
Compensation for Options/Warrants             --             --       3,951,863              --              --
Warrants exercised for cash              343,666            344         343,322              --              --
Warrants exercised for stock              75,892             76         147,913              --              --
Options exercised for cash               100,000            100          99,900              --              --
Stock sold for cash                       50,000             50          24,950              --              --
Stock sold for cash                      215,250            215         338,974        (139,189)             --
Stock issued for services                114,800            115         114,685              --              --
Stock sold for cash                       14,914             14              --              --              --
Currency Translation                          --             --              --              --        (394,737)
Net Loss                                      --             --              --              --              --
                                    ------------   ------------    ------------    ------------    ------------
Total Comprehensive Income (loss)             --             --              --              --        (394,737)
                                    ------------   ------------    ------------    ------------    ------------

Balance December 31, 2004             24,936,928   $     24,937    $ 12,207,471    $   (139,189)   $   (513,178)
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

NOTE 2 - INCOME TAXES

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,308,687 in the United States and $3,503,438 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES (Continued)

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

NOTE 4 - NOTES RECEIVABLE

As of December 31, 2004 and 2003, the Company has the following amounts owed to the Company:

                                                       2004       2003
                                                     --------   --------
1 month libor rate of 1.544                          143,468     10,668
Note Receivable, Interest equal to LIBOR,
   due upon demand                                      --       31,602
                                                     --------   --------
Total Note Receivable                                $143,468   $ 42,270
                                                     ========   ========

NOTE 5 - LONG-TERM NOTES PAYABLE

As of December 31, 2004 and 2003, the Company has the following amounts due:

                                                           2004         2003
                                                        ----------   ----------
Note Payable,  Interest equal to LIBOR, due within
     14 days of Company initiating public offering
     or due on demand, secured by all assets of
     the Company                                        $       --   $  883,402

Note Payable, Interest equal to LIBOR, due November
     2, 2004 or 14 days of Company initiating public
     offering, secured by assets of the Company                 --       28,803
                                                        ----------   ----------

Total Long-Term Debt                                    $       --   $  912,205
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

NOTE 8 - STOCK OPTIONS /WARRANTS

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock -Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure," the Company has elected to follow the provisions of Accounting Principles Board (APB) No. 25 to account for stock-based awards to employees. Under APB No. 25, compensation expense with respect to such awards is not recognized if on the date the awards were granted the exercise price was equal to or greater than the market value of the underlying common shares. Employee and

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - STOCK OPTIONS /WARRANTS (CONTINUED)

director compensation expense is recognized for the options issued with an exercise price less than the market value as of the date of grant. When the exercise price is less than the estimated fair value the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28.

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task
Force (EITF) No.96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and recognized over the related service period.

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

The Board of Directors adopted and approved the 2002 Equity Compensation Plan to recognize the contributions made by our employees, officers, consultants, and directors. The Plan provides those individuals with additional incentive to devote themselves to our future success and to improve our ability to attract, retain and motivate individuals upon whom our growth and financial success depends. There are 1,200,000 shares reserved for grants of options under the plan and as of December 31, 2004 1,190,000 options have been issued. The original exercise price of the options was equal to one half the price at which the Common Stock is issued at the first public offering, however, subsequent to the adoption of the 2002 Equity Compensation Plan the board determined that the exercise price would be issued from a range of $0.50 to $2.00 per option. The options expire ten years from the date of grant and employees vest 25 % of the grant every six months. As of December 31, 2004, 1,190,000 of a total possible of 1,200,000 options have been distributed. No further stock option plans have been instituted. During 2004 the Company recorded $110,700 in compensation expense in connection with options granted pursuant to this plan.

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

NOTE 8 - STOCK OPTIONS /WARRANTS (CONTINUED)

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

                                                               Weighted
                                                   Option /     Average       Weighted
                                                   Warrants     Exercise      Average
                                                    Shares       Price       Fair Value
                                                  ----------   ----------    ----------
Options/Warrants outstanding, December 31, 2002      669,000   $     0.50

Granted, Exercise price more than fair value         107,164   $     0.50    $    0.50
Granted, Exercise price less than fair value              --           --
Expired                                                   --           --
Exercised                                                 --           --
                                                  ----------   ----------

Warrants outstanding, December 31, 2003              776,164   $     0.50
                                                  ==========   ==========

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - STOCK OPTIONS /WARRANTS (CONTINUED)

A summary of the options and warrants outstanding as of December 31, 2004 by range of exercise prices is shown as follows:

                                                     Weighted-       Weighted-
                         Weighted-     Shares/        Average         Average
             Shares /     Average     Warrants     Exercise Price   Contractual
 Exercise    Warrants    Exercise     Currently      Currently      Remaining
  Price     Outstanding    Price     Exercisable    Exercisable        Life
---------   ----------   ---------   ----------      ---------       --------
$    0.50      519,000   $    0.50      519,000      $    0.50       10 years
$    1.00      123,000   $    1.00      123,000      $    1.00       10 years
$    2.00      125,000   $    2.00       31,250      $    2.00       10 years
$    1.00    3,604,800   $    1.00    3,604,800      $    1.00        5 years

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

The assets and liabilities of Scientific Energy, Inc. (Utah) to be disposed of consisted of the following: At November 30, 2004, net assets of $36,227, substantially all of which were intangible, were written off and assigned to former management without consideration.

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

NOTE 12 - JOINT VENTURE

On October 12, 2004, the Company entered into a joint venture agreement with Scientific Games International, Inc. ("SciGames:), to exclusively market and promote the Company's Electronic Game Card product worldwide to national and state lotteries. SciGames purchased Two Million One Hundred Seventy-One Thousand Five Hundred Ninety-Four (2,171,594) shares of newly-issued common stock, par value

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12 - JOINT VENTURE (CONTINUED)

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that, in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily will apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION

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


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Our Board of Directors elects our executive officers annually. Our Directors are elected at the annual meeting of shareholders. Directors are elected to hold office until the next annual meeting. A majority vote of the directors who are in office is required to fill vacancies of the Board of Directors. All of the officers and directors of the Company were replaced in connection with the Share Exchange. The executive officers and directors of the Company currently are as follows:

Name                Age        Title
---------------     ----       -----------------------------------------------
Lee J. Cole          44        Director
John R. Bentley      65        President, Chief Executive Officer and Director
Linden J. Boyne      61        Director, Chief Financial Officer & Secretary

JOHN R. BENTLEY, DIRECTOR AND CEO

John R. Bentley has been a director of EGC (UK) since 1999 and managed the business initially as Chairman and Chief Executive Officer. He is an experienced entrepreneurial Chairman and CEO of successful start-ups and growth companies for over thirty years, which have included a number of publicly listed companies in the media, communications, and entertainment fields, ranging from twenty employees up to 10,000. These included the UK's largest video rental distributor. He is a joint creator of the EGC GameCard concept

LEE COLE, DIRECTOR

Lee Cole has extensive experience in technology growth companies and the venture capital markets. Lee has been a principal of Tech Capital Group, a technology consulting and investment firm with stakes in private and public information and healthcare technology companies since 1998. Mr. Cole has been employed by Sterling FCS Ltd, a company which provides financial and corporate consulting services since January 2003. Lee Cole is also a Director of Enhance Biotech Inc, Advance Nanotech Inc, NeuroBioscience, Inc., Bioaccelerate Holdings, Inc.

LINDEN BOYNE, CFO, SECRETARY AND DIRECTOR

Linden Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores. He was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. He resigned in 1991 when the company was acquired. He was an independent company consultant from1992 to 2003. Mr. Boyne has been employed by Sterling FCS Ltd since January 2003 He is a Director Bioaccelerate Holdings, Inc, Innovate Oncology, Inc, Advance Nanotech Inc and Anvet Pharma, Inc.

KEY EMPLOYEE:

DANIEL KANE, SENIOR VICE PRESIDENT OF GAMING
As Senior Vice President Gaming, Daniel is responsible for worldwide marketing and sales activities of Electronic Game Card Inc to the Lottery and International Gaming industries. Mr Kane has 15 years experience in the lottery business commencing with one of the major U.S. instant ticket printers; later became VP Marketing & Sales for the Louisiana Lottery Corporation where he was responsible for instant ticket sales directing a 100 strong sales team. In 1995 he assumed responsibility for marketing of both the instant and on-line games for the Camelot Group (the UK national lottery operator) including Camelot's television game show relationship with the BBC. Subsequently he became one of the founding members of Camelot International a subsidiary created by Camelot's shareholders to offer lottery operational expertise to lotteries and companies in other countries. His work took him to Eastern Europe, the Middle East, Asia, South America and the Caribbean. Prior to joining EGC in 2002 he consulted to a number of lotteries worldwide.

FAMILY RELATIONSHIPS

None

LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within the two years prior to that time;

2. Any conviction in a criminal proceeding or being subject tot a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order , judgment , or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

AUDIT COMMITTEE

The Board of Director has not established an Audit Committee. Currently, the full Board of Directors serves as the Audit Committee.

CODE OF CONDUCT AND ETHICS

The Board of directors approved and adopted a Code of Conduct and Ethics, which is included in this filing as an exhibit, and which will be incorporated on the company website.

 COMPLIANCE OF OFFICERS AND DIRECTORS

Based upon our review of Forms 3, 4, and 5 furnished to us during the last fiscal year, all of our officers, directors and persons holding more than ten percent of our equity securities have filed the reports required of them to be filed pursuant to Section 16 (a) of the Exchange Act, except the Directors filed their reports on Form 5's late.

ITEM 10. EXECUTIVE COMPENSATION

                                                       LONG TERM
                              ANNUAL COMPENSATION     COMPENSATION    ALL OTHER
NAME               YEAR     SALARY    BONUS    OTHER     AWARDS     COMPENSATION
                              $         $       $

John Bentley(1)    2002    150,000    Nil       0             0            0
                   2003    150,000    Nil       0             0            0
                   2004    200,000    Nil       0             0            0
Lee Cole(2)        2002          0      0       0             0            0
                   2003          0      0       0             0            0
                   2004          0      0       0             0            0

Linden Boyne(2)    2002          0      0       0       300,000*           0
                   2003          0      0       0             0            0
                   2004          0      0       0             0            0

1. Mr. Bentley is employed on an employment agreement which commenced June 1 2003 and continues unless otherwise terminated until June 1 2006. Thereafter the agreement is renewable annually unless terminated by either the company or Mr. Bentley giving 90 days notice of termination before the renewal date.
2. Mr. Cole and Mr. Boyne are employed by Sterling FCS who are contracted to supply financial and corporate services to the company on an annually renewable contract.

*Options for 300,000 shares granted under the 2002 Equity Compensation Plan.

The Company instituted a stock option plan for officers, key employees, consultants and advisors. The 2002 Equity Compensation Plan provided for options equivalent up to 10% of the issued share capital of the company to be offered to such individuals by the Board. 1,163,000 of a total possible of 1,200,000 options have been distributed of these 215,250 have been exercised, 180,750 have been cancelled and 767,000 remain to be exercised. No further stock option plans have been instituted. With the exception of the CEO, John Bentley, the remaining directors are compensated in their role as directors and receive a per diem of $1,000 per meeting attended, plus any incurred travel and lodging expenses. All meeting fees were waived.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our Common Stock as of June 2, 2005 by (i) all those known by our management to be owners of more than five percent of the outstanding shares of Common Stock;
(ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them. All of the shares listed below consist of the Company's common stock, par value $0.001 per share.

NAME AND ADDRESS                                    AGGREGATE
OF BENEFICIAL OWNERS/            NATURE OF          NUMBER OF
DIRECTORS                        OWNERSHIP            SHARES          PERCENT(1)
--------------------------------------------------------------------------------
John Bentley                     Common Stock        2,050,001            8.0%
President, CEO and Director
Savannah House,
11 Charles  II Street,
London

Lee Cole                                                     0              0
Director
712 Fifth Ave 19th Floor
New York NY 10019

Linden Boyne                     Common Stock          300,000(2)         1.2%
Director, CFO, Treasurer                                                If exer-
and Secretary                                                            cised
Aberfoyle, Green Lane
Blackwater, Camberley, Surrey
United Kingdom

Yana Consultants                 Common Stock        1,537,500            6.0%
Suite F8 ICC Casemates
Gibraltar

H McNally                        Common Stock        1,947,791            7.6%
Fountain House
Park Street, London, W1

Scientific Games Corporation     Common Stock        2,171,594            8.43%
1500 Bluegrass Parkway
Alpharetta, GA 30004

Horace S Boone                   Common Stock        1,346,000            5.23%
c/o Ingalls & Snyder LLC
61 Broadway,
New York, NY 10006

Pequot Capital Management        Common Stock        3,000,000           11.66%
500 Nyala Farm Road,
Westport, CT 06880

All Executive Officers
and Directors as a Group
(3 people)                       Common Stock        2,350,001            9.2%

(1)      Based on 25,730,269 share of Common stock in issue on June 2, 2005
(2)      Options issued under the 2002 Equity Compensation Plan

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As at December 31, 2004 and 2003, shareholder payables include approximately $0 and $1,090 owing to a shareholder.

During the years ended December 31, 2004 and 2003, the Company has certain related party receivables due on demand and which are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies Jano Holdings Ltd in excess of $1 million with little or no interest, see long-term notes payable, Note 5. As of December 31, 2004 and 2003, $61,560 and $0, is still owed to the Company.

During the year ended December 31, 2004 the Company terminated an employee and as part of the termination agreement paid $125,000 for 215,250 common stock options. The $125,000 has been recorded in the accompanying statement of operations as salaries and wages.

The company rents office space in London and New York from Bioaccelerate, Inc, a related party, for an aggregate monthly rent of $13,500.

ITEM 13. EXHIBITS

The following exhibits are filed herewith

         EXHIBIT
         NUMBER                          TITLE OF DOCUMENT
         -------  --------------------------------------------------------------

         3.1      Articles of Incorporation of the registrant (then named Quazon
                  Corp), dated October 27, 1997, and filed with the State of Nevada, Secretary of State, on October 30, 1997, filed as
                  Exhibit 3.1 to Form 10-SB 12G filed with the Commission on April 22, 1999;

         3.2 Certificate of Amendment to Articles of Incorporation of the registrant (then named Quazon Corp) dated October 23, 1998, regarding a one for fifteen reverse stock split, and which was filed with the State of Nevada, Secretary of State on October 27, 1998, and filed as part of Exhibit 3.1 to Form 10-SB12G filed with the Commission on April 22, 1999;

         3.3 Amendment to the Articles of Incorporation of Registrant (changing its then name Quazon, Corp. to Scientific Energy, Inc.), dated August 14, 2001, which were filed with the State of Nevada, Secretary of State on August 16, 2001, and filed as part of Exhibit 3.1 to Form 10-QSB filed with the Commission on August 20, 2001;

         3.4 Articles of Share Exchange and Name Change for Scientific Energy, Inc. To Be Known as Electronic Game Card,
                  Inc.(Registrant then named Scientific Energy, Inc.) dated November 21, 2003, and filed with the State of Nevada, Secretary of State, on November 26, 2003, filed as Exhibit 1.1 to Form 8-K filed with the Commission on December 10, 2003;

         3.5 Bylaws of Registrant (then named Quazon Corp.) which were adopted pursuant to the December 5, 2003, closing of the Share Exchange Agreement dated November 19, 2003 between Registrant (then named Scientific Energy, Inc.) and Electronic Game Card, Inc., a Delaware corporation, which were filed as Exhibit 3.2 to Form 10-SB12G filed with the Commission on April 22, 1999;

         3.6      Registrant's 2002 Equity Compensation Plan;

         10.1 Joint Venture Agreement dated as of October 12, 2004 between Scientific Games International, Inc., and Electronic Game Card, Inc., a copy of which was filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on November 11, 2004;

         10.2 Subscription Agreement dated October 12, 2004 between Scientific Games International, Inc. and Electronic Game Card, Inc., a copy of which was filed as Exhibit 10.2 to Registrant's Form 8-K filed with the Commission on November 11, 2004;

         10.3 Registration Rights Agreement dated October 29, 2004 between Electronic Game Card, Inc. and Scientific Games International, Inc., a copy of which was filed as Exhibit 10.4 to Registrant's Form 8-K filed with the Commission on November 11, 2004;

         10.4 Letter Agreement dated November 1, 2004 between Scientific Games International, Inc. and Electronic Game Card, Inc., a copy of which was filed as Exhibit 10.4 to Registrant's Form 8-K filed with the Commission on November 11, 2004;

         10.5 Form of Securities Purchase Agreement dated March 15, 2005, a copy of which was filed as Exhibit 10.5 to Registrant's Form 8-K filed with the Commission on March 31, 2005;

         10.6 Form of Registration Rights Agreement, a copy of which was filed as Exhibit 10.6 to Registrant's Form 8-K filed with the Commission on March 31, 2005;

         10.7     Form of  Investor  Note,  a copy of which was filed as Exhibit
                  10.7 to Registrant's Form 8-K filed with the Commission on March 31, 2005;

         10.8     Form of Investor Warrant, a copy of which was filed as Exhibit
                  10.8 to Registrant's Form 8-K filed with the Commission on March 31, 2005;

         10.9 Form of Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Shares , a copy of which was filed as Exhibit 10.9 to Registrant's Form 8-K filed with the Commission on March 31, 2005;

         10.11 Lease to share space on the 19th floor at 712 Fifth Avenue, 19th Floor New York, New York 10019-4108;

         10.12 Lease to share space on the 11th floor at Savannah House 5th, Floor 11, Charles II Street, London SW1Y 4QU712;

         10.20 Form of Securities Purchase Agreement by and among Electronic Game Card, Inc. and certain purchasers, dated as of December 11, 2003, which was filed with the Commission as Exhibit 10.20 to Registrant's Form 8-K filed with the Commission on February 27, 2004;

         14.1     Code of Ethics;

         31.1     Written   Statement  of  Chief  Executive  Officer  and  Chief
                  Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002;*

         32.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002*
----------
* Signed originals of these written statements required by Sections 302 and 906 have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES.

FEES BILLED TO THE COMPANY BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The aggregate fees billed for professional services rendered by the Company's principal accountant Robison Hill and Co for the audit of the annual financial statements and reviewing the financial statements included in the quarterly reports for the fiscal years ended December 31, 2004 and 2003 were $16,410 and $14,000 respectively.

                                                 Fiscal         Fiscal
         Fee Category                             2003           2004
         ------------------                      -------        -------
         Audit Fees                              $16,410        $14,000
         Audit related Fees                            0              0
         Tax Fees                                      0              0
                                                 -------        -------
         Total Fees                              $16,410        $14,000
                                                 =======        =======

The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of November, 2005.

ELECTRONIC GAME CARD, INC.



BY: /S/ JOHN R. BENTLEY
    ------------------------------------
    JOHN R BENTLEY
    PRESIDENT AND CHIEF EXECUTIVE OFFICER




BY: /S/ LINDEN J. H. BOYNE
    ------------------------------------
    LINDEN J. H. BOYNE
    CHIEF FINANCIAL OFFICER