Form 10QSB/A
period 2005-03-31
ELECTRONIC GAME CARD INC
filed 2005-11-22
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                  FORM 10-QSB/A

                                    MARK ONE

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER000-25843

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Traditional small business disclosure format    Yes [ ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 2, 2005 - 25,580,224

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                   March 31,        December 31,
                                                     2005              2004
                                                  -----------       -----------
                                                  (Unaudited)
ASSETS:

CURRENT ASSETS:


     Cash & Cash Equivalents ...............      $ 7,937,231       $ 1,082,558
     Accounts Receivable ...................          154,500            80,250
     Deposit on Inventory ..................           72,852           141,800
     Value Added Tax Receivable ............           35,162            46,235
     Related Party Receivable ..............          118,430            61,560
     Note Receivable .......................            1,425           143,468
                                                  -----------       -----------
          Total Current Assets .............        8,319,600         1,555,871

PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment .........            7,185             7,185
     Office Equipment ......................           62,806            58,987
     Furniture & Fixtures ..................              366               366
     Less: Accumulated Depreciation ........          (31,255)          (25,819)
                                                  -----------       -----------
          Net Fixed Assets .................           39,102            40,719

OTHER ASSETS
     Investment in Joint Venture ...........          994,063         1,000,000
                                                  -----------       -----------

TOTAL ASSETS ...............................      $ 9,352,765       $ 2,596,590
                                                  ===========       ===========

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                     March 31,     December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:


     Accounts Payable ..........................   $    403,669    $    620,736
     Related Party Payable .....................         97,500            --
     Accrued Payroll Liabilities ...............           --            41,087
     Unearned Revenue ..........................           --            62,370
                                                   ------------    ------------
          Total Current Liabilities ............        501,169         724,193

NON-CURRENT LIABILITIES:
     Convertible Note Payable, net .............      7,774,095            --
     Interest Payable ..........................          9,686            --
          Total Non-Current Liabilities ........      7,783,781            --
                                                   ------------    ------------
     TOTAL LIABILITIES .........................      8,284,950         724,193

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
     Authorized 100,000,000 shares
     Issued 25,071,862 and 24,936,928
     shares at March 31, 2005 and
     December 31, 2004 .........................         25,072          24,937
Paid-In Capital ................................     12,323,304      12,207,471
Stock Subscription Receivable ..................           --          (139,189)
Currency Translation Adjustment ................       (646,576)       (513,178)
Retained Deficit ...............................       (157,495)       (157,495)
Deficit Accumulated During the
     Development Stage .........................    (10,476,490)     (9,550,149)
                                                   ------------    ------------

     TOTAL STOCKHOLDERS'S EQUITY ...............      1,067,815       1,872,397

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY ....   $  9,352,765    $  2,596,590
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Cumulative
                                                                                      Since
                                                                                  April 6, 2000
                                                    For the Three Months Ended     Inception of
                                                             March 31,             Development
                                                       2005            2004           Stage
                                                   ------------    ------------    ------------
Revenue: .......................................   $    136,635    $     80,250    $    225,202
Cost of Good Sold ..............................        114,060            --           181,215
                                                   ------------    ------------    ------------
Gross Profit (Loss) ............................         22,575          80,250          43,987
Expenses:
Selling and Marketing Expense ..................         53,436         180,361       1,177,480
General & Administrative .......................        611,200          80,805       1,846,569
Consulting Expenses ............................         92,682         349,780       2,053,651
Salaries and Wages .............................        214,142         166,722       1,370,470
Compensation from issuance of Options/Warrants .           --              --         4,099,852
                                                   ------------    ------------    ------------
     Total Operating Expenses ..................        971,460         777,668      10,548,022

     Loss from Operations ......................       (948,885)       (697,418)    (10,504,035)
                                                   ------------    ------------    ------------

Other Income (Expense)
Currency Translation ...........................        106,905            --           106,905
Interest, Net ..................................        (84,361)            479         (76,594)
Settlement of Litigation .......................           --              --            42,154
                                                   ------------    ------------    ------------
Net Loss from Continuing Operations before Taxes       (926,341)       (696,939)    (10,431,570)

Income Taxes ...................................           --              --              (455)

     Net Loss from Continuing Operations .......       (926,341)       (696,939)    (10,432,025)
                                                   ------------    ------------    ------------

Discontinued Operations:
     Net Loss from discontinued operations
        net of tax effects of $0 ...............           --            (4,309)         (8,138)
     Loss on disposal of discontinued operations
        net of tax effects of $0 ...............           --              --           (36,327)

     Total Loss from Discontinued Operations ...           --            (4,309)        (44,465)
                                                   ------------    ------------    ------------

     Net Loss ..................................   $   (926,341)   $   (701,248)   $(10,476,490)
                                                   ------------    ------------    ------------

Basic & Diluted Loss Per Share:
     Continuing Operations .....................   $      (0.04)                   $      (0.04)
     Discontinued Operations ...................           --                              --
                                                   $      (0.04)                   $      (0.04)
Weighted Average Shares ........................     24,955,613                      16,838,712


The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Cumulative
                                                                                        Since
                                                                                    April 6, 2000
                                                      For the Three Months Ended     Inception of
                                                               March 31,             Development
                                                         2005            2004           Stage
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .........................................   $   (926,341)   $   (701,248)   $(10,476,490)
                                                     ------------    ------------    ------------

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation .....................................          5,806          12,192          31,624
Stock Issued for Expenses ........................           --              --           114,959
Compensation for Options/Warrants ................           --              --         3,951,863
Cashless exercise of Warrants ....................           --              --           147,989
Foreign Currency Translation .....................           --          (115,457)       (513,178)
Net Loss from Discontinues Operations ............           --             4,309           8,138
Loss on Disposal of Operations ...................           --              --            36,327
Amortization of Interest Expense .................         74,924            --            74,924
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable .......        (75,388)        (80,250)       (155,638)
(Increase) Decrease in Deposit on Inventory ......         66,937            --           (74,863)
(Increase) Decrease in Prepaid Expenses ..........           --              (186)           --
(Increase) Decrease in Value Added Tax Receivable          10,417         (12,273)        (35,818)
Increase (Decrease) in Accounts Payable ..........       (208,263)       (126,626)        342,881
Increase (Decrease) in Accrued Payroll Liabilities        (40,504)         42,375             583
Increase (Decrease) in Unearned Revenue ..........        (61,486)           --               884
Increase (Decrease) in Interest Payable ..........          9,686            --             9,686
                                                     ------------    ------------    ------------
  Net Cash Used in continuing activities .........     (1,144,212)       (977,164)     (6,536,129)
  Net Cash Used in discontinued activities .......           --              --            (1,250)
                                                     ------------    ------------    ------------
  Net Cash Used in operating activities ..........     (1,144,212)       (977,164)     (6,537,379)
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger ..........................           --              --             3,834
Purchase of Plant and Machinery Equipment ........           --              --            (7,185)
Purchase of Office Equipment .....................         (4,656)        (35,889)        (63,643)
Purchase of Furniture & Fixture ..................           --              --              (366)
Investment in Joint Venture ......................          8,245            --          (991,755)
                                                     ------------    ------------    ------------
  Net cash provided by investing activities ......          3,589         (35,889)     (1,059,115)
                                                     ------------    ------------    ------------

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                     Cumulative
                                                                                       since
                                                                                      April 6,
                                                                                        2000
                                                     For the Three Months Ended     Inception of
                                                              March 31,             Development
                                                        2005            2004           Stage
                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock ..............        115,771       6,110,266       7,980,110
Amount Loaned on Related Party Receivable .......        (57,744)           --          (119,304)
Amount Loaned on Note Receivable ................           --           (16,316)       (143,468)
Payment on Notes Receivables ....................        140,009            --           140,009
Proceeds from Related Party Payable .............         97,500            --            97,500
Payment on Long-Term Note Payable ...............           --        (1,030,086)       (969,407)
Proceeds from Long-Term Note Payable ............           --            12,482         848,174
Proceeds from Convertible Note Payable ..........      7,699,219            --         7,699,219
                                                    ------------    ------------    ------------
  Net Cash Provided by Financing Activities .....      7,994,755       5,076,346      15,532,833
                                                    ------------    ------------    ------------

Net (Decrease) Increase in Cash .................   $  6,854,132    $  4,063,293    $  7,936,339
Foreign Exchange Effect on Cash .................            541             100          (2,697)
Cash at Beginning of Period .....................      1,082,558           6,732            --
                                                    ------------    ------------    ------------
Cash at End of Period ...........................   $  7,937,231    $  4,070,125    $  7,933,642
                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................   $       --      $       --      $      1,470
  Income taxes ..................................   $       --      $       --      $        455

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD APRIL 6, 2000 (INCEPTION) MARCH 31, 2005

                                                                                       Share
                                                 Common Stock          Paid-In      Subscription    Currency
                                             Shares      Par Value     Capital       Receivable    Translation
                                           ----------   ----------   ------------   ------------   ----------
August 2, 2002, Shares Issued for
 Services ..............................   12,696,595   $   12,697   $       --     $       --     $     --

Currency Translation ...................         --           --             --             --        (25,927)
Net Loss ...............................         --           --             --             --           --
                                           ----------   ----------   ------------   ------------   ----------
Total Comprehensive Income .............         --           --             --             --        (25,927)
                                           ----------   ----------   ------------   ------------   ----------

Balance December 31, 2002 ..............   12,696,595       12,697           --             --        (25,927)

December 5, 2003, Shares Issued in
  connection with Reverse Acquisition of
  Scientific Energy, Inc. ..............    1,126,467        1,126           --             --           --

Currency Translation ...................         --           --             --             --        (92,514)
Net Loss ...............................         --           --             --             --           --
                                           ----------   ----------   ------------   ------------   ----------
Total Comprehensive Income .............         --           --             --             --        (92,514)
                                           ----------   ----------   ------------   ------------   ----------

Balance December 31, 2003 ..............   13,823,062       13,823           --             --       (118,441)

                                                            Deficit
                                                          Accumulated
                                                             Since
                                                         April 6, 2000      Total
                                                         Inception of    Stockholders'
                                             Retained     Development       Equity
                                             Deficit         Stage        (Deficit)
                                           -----------    -----------    -----------
August 2, 2002, Shares Issued for
 Services ..............................   $   (12,539)   $      --      $       158

Currency Translation ...................          --             --          (25,927)
Net Loss ...............................          --         (391,403)      (391,403)
                                           -----------    -----------    -----------
Total Comprehensive Income (loss) ......          --         (391,403)      (417,330)
                                           -----------    -----------    -----------

Balance December 31, 2002 ..............       (12,539)      (391,403)      (417,172)

December 5, 2003, Shares Issued in
  connection with Reverse Acquisition of
  Scientific Energy, Inc. ..............      (144,956)          --         (143,830)

Currency Translation ...................          --             --          (92,514)
Net Loss ...............................          --         (542,000)      (542,000)
                                           -----------    -----------    -----------
Total Comprehensive Income (loss) ......          --         (542,000)      (634,514)
                                           -----------    -----------    -----------

Balance December 31, 2003 ..............      (157,495)      (933,403)    (1,195,516)

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD APRIL 6, 2000 (INCEPTION) TO MARCH 31, 2005 (Continued)

                                                                                      Stock
                                            Common Stock              Paid-In      Subscription     Currency
                                       Shares        Par Value        Capital       Receivable     Translation
                                    ------------   ------------    ------------    ------------    ------------
Balance December 31, 2003             13,823,062   $     13,823    $         --    $         --    $   (118,441)

Stock issued in exchange for cash      6,853,750          6,854       6,846,896              --              --
Cost of private placement                    --             --        (743,483)             --               --
Stock issued in exchange for cash      2,171,594          2,172       1,083,625              --              --
Stock issued for Fundraising           1,174,000          1,174          (1,174)             --              --
Compensation for Options/Warrants             --             --       3,951,863              --              --
Warrants exercised for cash              343,666            344         343,322              --              --
Warrants exercised for stock              75,892             76         147,913              --              --
Options exercised for cash               100,000            100          99,900              --              --
Stock sold for cash                       50,000             50          24,950              --              --
Stock sold for cash                      215,250            215         338,974        (139,189)             --
Stock issued for services                114,800            115         114,685              --              --
Stock sold for cash                       14,914             14              --              --              --
Currency Translation                          --             --              --              --        (394,737)
Net Loss                                      --             --              --              --              --
                                    ------------   ------------    ------------    ------------    ------------
Total Comprehensive Income (loss)             --             --              --              --        (394,737)
                                    ------------   ------------    ------------    ------------    ------------

Balance December 31, 2004             24,936,928   $     24,937    $ 12,207,471    $   (139,189)   $   (513,178)
                                    ============   ============    ============    ============    ============

Currency translation                       --              --              --               --          106,905

Net Loss

Balance March 31, 2005              24,936,928           24,937     12,207,471         (139,189)      (406,273)
                                    ===========       ==========   ============     ============    ============

                                                      Deficit
                                                    Accumulated
                                                       Since
                                                   April 6, 2000       Total
                                                    Inception of    Stockholders'
                                      Retained      Development       Equity
                                      Deficit          Stage         (Deficit)
                                    ------------    ------------    ------------
Balance December 31, 2003           $   (157,495)   $   (933,403)   $ (1,195,516)

Stock issued in exchange for cash             --              --       6,853,750
Cost of private placement                     --        (743,483)
Stock issued in exchange for cash             --              --       1,085,797
Stock issued for Fundraising                  --              --              --
Compensation for Options/Warrants             --              --       3,951,863
Warrants exercised for cash                   --              --         343,666
Warrants exercised for stock                  --              --         147,989
Options exercised for cash                    --              --         100,000
Stock sold for cash                           --              --          25,000
Stock sold for cash                           --              --         200,000
Stock issued for services                     --              --         114,800
Stock sold for cash                           --              --              14
Currency Translation                          --              --        (394,737)
Net Loss                                      --      (8,616,746)     (8,616,746)
                                    ------------    ------------    ------------
Total Comprehensive Income (loss)             --      (8,616,746)     (9,011,483)
                                    ------------    ------------    ------------

Balance December 31, 2004           $   (157,495)   $ (9,550,149)   $  1,872,397
                                    ============    ============    ============

Currency Translation                       --              --           106,905

Net Loss                                   --        (819,436)         (819,436)

Balance March 31, 2005              $  (157,495)    (10,369,298)       1,169,866
                                    =============   =============    ============


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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


NOTE 4 - NOTES RECEIVABLE

As of March 31, 2005 and December 31, 2004, the following amounts were owed to the Company: Interest rate is the 1 month libor rate of 1.544

                                                 March 31,  December 31,
                                                    2005       2004
                                                  --------   -------

                                                  $  1,425   $143,468
                                                  --------   --------

        Total Note Receivable                     $  1,425   $143,468
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

                                                              November 30,
                                                                  2004
                                                                -------
         Cash .........................................         $    40
         Intangibles ..................................          50,000
                                                                -------
         Total Assets .................................          50,040
                                                                -------

         Accounts Payable .............................          11,978
         Income Tax Payable ...........................             100
         Shareholder Loan .............................           1,635
                                                                -------
         Total Liabilities ............................          13,713
                                                                -------
         Net Assets to be Disposed of .................         $36,327
                                                                =======

Operating results of this discontinued operation for the three months ended March 31, 2004 are shown separately in the accompanying consolidated statement of operations. The operating results of the discontinued operations for the three months ended March 31, 2004 consist of the following:

         General and Administrative Expenses ...........       $ 4,298
         Interest Expense ..............................            11
                                                               -------

         Net Loss ......................................       $(4,309)

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

LOTTERY MARKET

Lottery operators currently make use of paper scratch cards to give players an "instant" win or lose reward experience. Over the last several years, scratch cards have become increasingly large and complex to accommodate consumer demand for multiple plays and multiple chances to win. Consumers currently pay as much as $30.00 per scratch card for this type of player experience. We believe our EGC GameCard is the next evolution of the scratch card, offering multiple plays and multiple chances to win in a credit card-sized medium that is within the pricing parameters of state lottery operators. Following the initial trial the Iowa Stae lottery has placed repeat orders for Gamecards.

SALES PROMOTION MARKET

The sales promotion market consists broadly of "giveaways" by corporations for use in loyalty programs, incentive programs, advertising, promotions, marketing, competitions and the like. The market for promotional items is extremely large, newspapers, magazines and direct mail solicitations offer rewards, frequently using scratchcards, coupons and other forms of entry to engage consumers in promotional competitions. While our EGC GameCard can be applied to a broad range of potential promotional opportunities, we have focused our efforts initially on sales promotions and direct mail solicitations.

INDIAN GAMING MARKET

The company has now received approval to from the National Indian Gaming Commission (NIGC) under Class II regulations to sell our Gamecard subject to approval for sale by GLI (Gaming Laboratories Incorporated).The Indian Gaming on the Native American Tribal Lands covers parts of 28 States within United State of America and represents a significant portion of the total gaming industry. The company is keen to launch GameCards to the 249 Tribal-State gaming compacts as they offer a very substantial prospect for the Company's overall sales in the year 2005. This market applies solely to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)


BUSINESS STRATEGY

The Company is now marketing the EGC GameCard to buyers and has a joint venture with Scientific Games International, Inc., for the exclusive, global distribution of EGC GameCard's to the lottery industry. We intend to establish additional distribution agreements in the future to supplement the planned growth of our own sales and marketing resources. A further sales opportunity is now open to the company following approval of our product to by the NIGC.


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

RESULTS OF OPERATIONS

The company recorded revenues of $136,620 which initial orders from the Iowa State lottery. Sales and Marketing costs were $292,048 compared with $180,361 in the comparable period for 2004 the increase was due to additional activity and resources employed in developing a market for the Gamecard. General and Administration $84,636 compared with $247,527 this expense was reduced compared with the comparable period which included non recurring start up costs. Consultancy costs were $268,373 compared with $349,780. Slightly lower use of consultants in the period but consultants will continue to be used in development of markets and product. Operating loss was reduced to $622,612 compared with $697,418 for the comparable period in 2004. Operating losses are expected to reduce as revenues from lottery and other sales increase.
Revenues are expected to increase as we have now received repeat orders from our first State lottery customer and we do not anticipate significant increases in operating costs relative to sales.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included as part of this report:

Exhibit
Number      Title of Document
-------     ------------------------------------------------------------------

31.1        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.
31.2        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.
32.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.
32.2        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.


(b)      Reports on Form 8-K filed.

Form 8-K filed with the Commission on March 31, 2005 regarding the Company's sale of $8,418,000 of convertible promissory notes to accredited investors in a private placement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              ELECTRONIC GAME CARD





DATE: NOVEMBER 22, 2005             BY: /S/ JOHN  R  BENTLEY
                                   --------------------------------
                                   JOHN R BENTLEY
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                   (PRINCIPAL EXECUTIVE OFFICER)


DATE: NOVEMBER 22, 2005             BY: /S/ LINDEN BOYNE
                                   --------------------------------
                                   LINDEN BOYNE
                                   SECRETARY / TREASURER
                                   (PRINCIPAL FINANCIAL OFFICER)