Form 10KSB/A
period 2004-12-31
ELECTRONIC GAME CARD INC
filed 2006-02-06
CIK 1083036

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 3)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                   For the fiscal year ended December 31, 2004

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-25853

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

                               [_] Yes      [X] No

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB. [_]

Revenue for the year ended December 31, 2004: $80,250

Based upon the closing price of the registrant's Common Stock as of June 2, 2005 the  aggregate  market value of the Common Stock held by  non-affiliates  of the registrant is $25,357,656

As of June 2, 2005, the number of shares outstanding of the Registrant's  Common

Stock was 25,730,269.


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

Currently  Tak  Shun  is  the  only  manufacturer  used  by  the  company.   The

relationship  with Tak Shun is  conducted  through  purchase  orders  ("P.O.'s")

issued by the Company to Tak Shun. In response to the P.O.'s,  Tak Shun invoices the Company.  The P.O. - Invoice  relationship  calls for the Company to pay one third (1/3) of the  P.O.-Invoice  amount at such time as Pak Shun commences work on the project,  with the remaining two thirds (2/3) payable upon delivery.  The

Company does not have an exclusive relationship with Pak Shun. Accordingly,  the

Company  has the  option to seek out and  engage  other  manufacturers  if it so desires.

Sales and Marketing

We have a joint  venture  agreement,  which  covers  Sales and  Marketing,  with

Scientific Games International  (Nasdaq SGMS) a $3billion US corporation of very long standing being the largest  supplier of instant  lottery games in the world for many years.  They hold 8.2% of the issued  Common Stock of the Company.  Our agreement  provides that Scientific  Games  International  (SGI) use their sales force to sell our product  alongside their own products.  SGI has contracts with their customers; of varying terms and length of duration. SGI generate sales for us under these contracts.

                                        2


On October  12,2004,  Electronic Game Card, Inc. (the "Company")  entered into a joint venture agreement with Scientific Games International,  Inc. ("SciGames"),

subsequently amended by a letter agreement among those parties dated November 1,

2004 (the "Letter  Agreement";  the joint venture  agreement,  as amended by the

Letter Agreement, is hereafter referred to as the "Joint Venture Agreement"). In connection  with  the  Joint  Venture  Agreement,  pursuant  to  a  subscription agreement dated October 12, 2004 with SciGames (the  "Subscription  Agreement"),

the  Company  sold Two Million One Hundred  Seventy-One  Thousand  Five  Hundred

Ninety-Four (2,171,594) shares of newly-issued common stock, par value $0.01 per share,  to SciGames for an aggregate  purchase price of One Million  Eighty-Five

Thousand  Seven Hundred  Ninety-Seven  Dollars  ($1,085,797.00).  That number of shares  constituted  one share less than 10% of the Company's  then  outstanding shares of Common  Stock.  The Company  granted  certain  registration  rights to

SciGames with respect to the Shares pursuant to a registration  rights agreement dated October 29, 2004 (the "Registration  Rights  Agreement").  The closing was completed  on November  12,  2004,  by which time the Company had  received  the

subscription   funds  and,   subsequently,   the  sum  of  One  Million  Dollars

($1,000,000), which the Company was to contribute to the joint venture pursuant.

The Company  offered and sold the Shares to SciGames,  an "accredited  investor"

within the meaning of the  Securities  Act of 1933, as amended (the  "Securities

Act"),  in a private  placement of securities  without  general  solicitation or general  advertising or involvement of any  underwriter or placement  agent,  in reliance upon an exemption from  registration  under the Securities Act pursuant to Rule 506  promulgated  under the Securities  Act of 1933, as amended,  and/or

Section 4(2) of the Securities Act of 1933, as amended.

The Joint Venture Agreement, the Subscription Agreement, the Registration Rights

Agreement,  and the Letter  Agreement,  were filed as Exhibits to the  Company's

Form 8-K filed with the Commission on November 16, 2004.  Please see that filing for further details.

We do not have any distribution agreements with anyone.

Research and Development

The company  employs  staff and retains  consultants  to continue  Research  and

Development  into our existing  products and new products  that will be suitable

for  our  markets.   During   fiscal  2003  and  2004,   we  spent  $78,900  and

$97,034respectively, on research and development.

Competition

Our management believes that there are no "directly  comparable  products" which compete  with the  GameCard in the lottery,  Indian  gaming or sales  promotions markets.  Therefore, the Company's management believes that it does not face any direct competition for its products.  However,  our product is complementary to,

and could  substitute for the paper scratch card used extensively in the lottery and sales  promotion  markets.  These are produced and sold by many companies in many countries.  The paper scratch cards  represent  competition in the "instant

result"  gaming  market,   but  are  distinctly   dissimilar  to  the  GameCard.

Nevertheless,  if any of the  companies  in the  scratch  card  segment  of this business  were to develop  an  electronic  product,  they  would  become  direct competitors.  Furthermore,  some of these competitors have substantially greater financial,  scientific,  and human  resources that the Company,  and as a result they have greater  research and development and marketing  capabilities  that we

do.

Employees

As of January 24, 2006, we have ten (10) employees,  all of which are full time.

At December 31, 2004, we had ten (10) employees, all of which were full time.

LOTTERY MARKET

Lottery  operators  currently make use of paper scratch cards to give players an

"instant" win or lose reward  experience.  Over the last several years,  scratch cards have become increasingly large and complex to accommodate  consumer demand for  multiple  plays and multiple  chances to win.  The EGC GameCard  offers the potential to simplify the scratchcard  while giving the opportunity to raise the unit price and increase sales.  Our product has been seen by some leaders in the

lottery  industry  as  potentially   providing  the  next  contemporary  digital

evolution of the scratch card,  offering  multiple plays and multiple chances to win in an  entertaining  and  secure  manner  while  using


existing methods of distribution as with scratchcards.

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

GameCard units. Consequently a new strategy of storing parts of generic games so as to be able to  deliver  smaller  quantities  more  rapidly  at  greater  cost efficiency has been put in place as of April 2004.  During 2004 EGC  established its Xogo  brand  name in the sales  promotion  market  place and  received  many hundreds of  inquiries  from well known  brands,  a number of which are still in continuing  discussion.  The wholesale  price of the GameCard is higher than the cost of products traditionally used in Sales Promotion, such as key rings, pens,

cups and  related  promotional  items.  Also,  in order to produce a tailor made

GameCard  product for a customer take the Company  approximately  14 to 16 weeks from order to delivery. Other traditional promotional products require less than half that time to process  orders and deliver  product.  While  pricing may vary between  promotional  items based upon the actual item and the quantity ordered,

we currently offer only one promotional item, namely the GameCard,  and the size of the order does not  provide  comparable  quantity  discounts  seen with other

promotional  products.   Accordingly,  the  Company's  must  convince  potential

purchasers  that the unique  features  and results of the  GameCard  justify the higher cost and longer lead times, thereby making purchases of the GameCard as a promotional  item  worthwhile.  Since  the  pricing  and  delivery  times of the

GameCards have caused  potential  customers to reconsider  their purchase of our products,  our new product strategy is designed to address this concern in 2005.

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


INDIAN GAMING MARKET

The Indian  Gaming on Native  American  Tribal  Lands  covers parts of 28 States within the United States of America and represents a significant  portion of the total gaming  industry.  Currently,  we do not have an agreement with any Indian

Gaming or Native  American  Tribal Lands.  However,  the Company is preparing to launch the  GameCards to the 367 casino  operations  in Indian  Country in 2005.

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

The  Company  has  received a legal  opinion  from the  National  Indian  Gaming

Commission  ("NIGC")  that the EGC  GameCard  is a Class II  devise  under  IGRA

(Indian Gaming Regulatory Act). The Class II designation is significant  because it exempts the Company from becoming subject to the state license procedures and requirements. A copy of that June 24, 2005 opinion letter from the NIGC is filed herewith as Exhibit 99.1.

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

Applications, Inc. (Interactive)and completed the reverse acquisition of several

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


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

Nevada  corporation  Quazon-Nevada(QN),  for the sole  purpose of  changing  the

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


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

On December 5, 2003 the  Scientific  Energy,  Inc changed its name to Electronic

Game Card, Inc.(the Company),  with Electronic Game Card, Inc. Delaware changing its name to Electronic Game Card Marketing, Inc a Delaware corporation.

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

We are filing  amendments to our Form 10-KSB for fiscal year ended  December 31,

2004 (this  document)  and Forms  10-QSB's  for the  following  three (3) fiscal quarters.  Upon the filing of all four (4)  amendments,  we will file a Form 14C

Information  Statement to the Commission for review,  comment or approval.  Upon the Commission's  approval of the Form 14C, we will mail it to our shareholders.

Within thirty (30) days of the mailing date, the Company will file a Certificate of  Amendment  to the  Company's  Articles  of  Incorporation  with  the  Nevada

Secretary  of State.  The  amendment  will become  effective  upon filing of the

Certificate of Amendment with the Nevada  Secretary of State.  Currently,  it is impossible to indicate a date when the amendment will become effective. However,

the amendment has not yet been filed and had not yet become effective.


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

     ----------------------------------------------------------------------

     Year                Quarter Ended            High            Low

     ----------------------------------------------------------------------

     2002                December 31              1.00            1.00

     ----------------------------------------------------------------------

     2003                March 31                 5.00            5.00

                         June 30                  7.00            7.00

                         September 30             9.00            9.00

                         December 31              2.50            2.50

     ----------------------------------------------------------------------

     2004                March 31                 1.95            1.65

                         June 30                  1.02            1.02

                         September 30             1.10            1.05

                         December 31              2.52            2.28

     ----------------------------------------------------------------------

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


Recent Sales of Unregistered Securities

The following  reflects issuance of our restricted common stock during the three years ending December 31, 2004.

On August 2, 2002,  the Company  issued 99 shares at 1.00  British  Pound or the equivalent  of $1.60 per share.  These shares were forward  split to  12,696,595 shares in  connection  with the  acquisition  of  Scientific  Energy,  Inc.  and recorded  as a debit to  Retained  Earnings  and a credit  to  Capital  Stock of

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

Act of 1933.

On October 12, 2004, the Company issued  2,171,594  shares of restricted  common stock to Scientific Games  International,  Inc. for $0.50 per share. The Company received net proceeds of $1,085,797 and incurred no fees and  commissions.  This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On October 14, 2004, the Company issued 343,666 shares of restricted  stock from the  exercise  of warrants  to  purchase  stock at $1.00 per share.  The Company received net proceeds of $343,666  and  incurred no fees and  commissions.  This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On October 14, 2004, the Company  issued 75,892 shares of restricted  stock from the exercise of warrants to purchase  stock at $0.50 per share.  Pursuant to the cashless exercise provision  contained in this warrant,  the Company received no proceeds.  This issuance was exempt under Section 4(2) of the  Securities Act of

1933.

On November 23, 2004, the Company issued 100,000 shares of restricted stock from the  exercise  of options to  purchase  stock at $1.00 per  share.  The  Company received net proceeds of $100,000  and  incurred no fees and  commissions.  This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On November 12, 2004,  the Company  issued 50,000 shares of restricted  stock to accredited  investors at $1.00 per share.  The Company  received net proceeds of

$50,000 and  incurred no fees and  commissions.  This  issuance was exempt under

Section 4(2) of the Securities Act of 1933.

On November 29, 2004, the Company  issued 215,250 shares of restricted  stock to option holders at $0.5 per share.  The Company received net proceeds of $107,625 and incurred no fees and  commissions.  This  issuance was exempt under  Section

4(2) of the Securities Act of 1933.

On December 16, 2004 the Company  issued  114,800  shares of  restricted  common stock as compensation  for consulting  services  valued at $1.00 per share.  The

Company  issued the stock in lieu of cash and  received  no  proceeds.  Costs of these  services  were  charged to  operations.  This  issuance  was exempt under

Section 4(2) of the Securities Act of 1933.

On December 16, 2004 the Company issued 14,914 shares of restricted common stock as  compensation  for consulting  services  valued at $1.00 per share.  Costs of these  services  were  charged to  operations.  This  issuance  was exempt under

Section 4(2) of the Securities Act of 1933.


All of the shares  listed  above were issued  subject to standard  Section  4(2)

resale restrictions. These shares were sold solely to investors who were able to and  adequately  demonstrated,  by  completing  a  Investor  Questionnaires  and

Subscription   Agreement,   that  they   qualified  as   accredited   investors.

Additionally,  each  investor was provides  with a package of  information  that adequately described the Company and disclosed all relevant information.

SECURITIES AUTHORIZED TO BE ISSUED UNDER EQUITY COMPENSATION PLAN

                             Number of Securities to        Weighted Average

                             be issued Upon Exercise       Exercise  Price of

                             of Outstanding Options       Outstanding Options,

Plan Category                Warrants and Rights (a)     Warrants and Rights (b)

-------------------------    -----------------------     -----------------------

Equity compensation plans                   0

Approved by Security

Holders

-------------------------    -----------------------     -----------------------

Equity compensation plans             519,000                      $.0.50

Not Approved by Security              125,000                      $ 1.00

Holders                               125,000                      $ 2.00

-------------------------    -----------------------     -----------------------

On October 4, 2002,  the Company  adopted and instituted a stock option plan for the Company's  officers,  key employees,  consultants  and advisors.  This stock option plan is entitled The 2002 Equity Compensation Plan (the "2002 Plan"). The

2002 Plan  provides  for  options to be issued to the  Company's  officers,  key employees,  consultants  and  advisors.  These  options may equal that number of shares of stock  equivalent  to no more than 10% of the issued share  capital of the  Company  at  the  time  issued.  The  Board  of  Directors  determines  the individuals  to whom  options  under the 2002 Plan may be issued  and the amount issued to such individual. Currently, options representing 1,163,000 shares, out of a permissible total of 1,200,000 options/shares,  have been issued. Of these,

315,250  options have been  exercised,  137,514  options have been cancelled and

666,000  remain  outstanding  and capable of being  exercised.  No further stock option plans have been  instituted.  Below please find a list of the outstanding options under the 2002 Plan as of December 31, 2004.

                                           Options Outstanding

                                            December 31, 2004

                              --------------------------------------------------

                                                  Exercise

                               Date of Grant       Price     Amount       Term

--------------------------    ---------------     --------  -------     --------

Daniel Kane ..............    October 4, 2002        0.50   123,000     10 years

Linden Boyne .............    October 4, 2002        0.50   300,000     10 years

Daniel Kane ..............    January 6, 2004        0.50   123,000     10 years

Daniel Kane ..............    January 6, 2005        1.00    20,000     10 years

Shawn Moran ..............    May 19, 2004           2.00    50,000     10 years

Jeffery Goodman ..........    May 19, 2004           2.00    50,000     10 years

                                                            -------

                                                            666,000


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


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

Results of Operations

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

General and Administrative expenses increased $780,954 to $959,566 in 2004. This increase is simply due to increased activity.

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


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

Results of Operations

                 Comparison of the year ended December 31, 2003

                      to the year ended December 31, 2002.

Electronic Game Card, Inc is a development stage company with revenues of $8,317 in 2003 and $ 0 revenue in 2002.  Revenues in 2003 were  generated from the sale of sample  products  to the lottery  market.  The Net Loss from  Operations  was

$540,790 in 2003 and $ 369,403 for 2002.

Selling and  Marketing  Expenses  decreased  $13,325 to $30,514.  Expenses  were deferred because of limited working capital.

General and Administrative  expenses increased $81,421 to $178,612 in 2004. This increase is simply due to increased activity.

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


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


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


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

The Company's ability to protect its patents and other proprietary rights is not absolute, exposing it to the possible loss of competitive advantage.

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


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


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


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

ITEM 8B. OTHER INFORMATION

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

Name                Age        Title

--------------      ---        -----------------------------------------------

Lee J. Cole          44        Director

John R Bentley       65        President, Chief Executive Officer and Director

Linden J. Boyne      61        Director, Chief Financial Officer & Secretary

Daniel Kane          57        Senior Vice President

JOHN R. BENTLEY, DIRECTOR AND CEO

John R.  Bentley  has been a director  of EGC (UK) since  2002 and  managed  the business initially as Chairman and Chief Executive Officer. He is an experienced entrepreneurial  Chairman and CEO of successful  start-ups and growth  companies for over thirty years, which have included a number of publicly listed companies in the media,  communications,  and  entertainment  fields,  ranging from twenty

employees  up  to  10,000.   These   included  the  UK's  largest  video  rental

distributor.  He is a joint  creator of the EGC GameCard  concept.  Prior to his employment with EGC (UK) Mr. Bentley was Managing Director of Viewcall Ltd, from

1994 to 1998 and Managing Director of Kids Events Ltd. from 1999 to 2001.


LEE COLE, DIRECTOR

Lee Cole has extensive experience in technology growth companies and the venture capital  markets.  Lee has been a principal of Tech Capital  Group, a technology consulting and investment firm with stakes in private and public information and healthcare  technology  companies  since  1998.  Mr.  Cole has been  employed by

Sterling FCS Ltd, a company which  provides  financial and corporate  consulting services,  since January 2003.  Lee Cole is also a Director of Enhance  Biotech,

Inc.  since  June,  2004,  Advance  Nanotech,   Inc.,  since  October  4,  2004,

NeuroBioscience, Inc., since November 14, 2002, and Bioaccelerate Holdings, Inc.

since September 23, 2004.

LINDEN BOYNE, CFO, SECRETARY AND DIRECTOR

Linden Boyne joined NSS Newsagents  plc in 1973 as a Regional  Manager in charge of 220 stores.  He was  subsequently  appointed  to the Board in 1978 and became

Retail  Managing  Director  in 1990 with  responsibility  for 550  branches.  He resigned in 1991 when the company was acquired.  He was an  independent  company consultant  from1992 to 1999.  Mr.  Boyne has been  employed by Sterling FCS Ltd since  January  2003.  Prior to that,  he was  employed  as a Director of Ci4net

Limited  from 1999 to 2002.  He has been a Director of  Bioaccelerate  Holdings,

Inc.,  since September 23, 2004, the corporate  Secretary of Innovate  Oncology,

Inc., since October 1, 2004 and the corporate  Secretary of Avent Pharma,  Inc.,

since March 15, 2005.

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

FAMILY  RELATIONSHIPS.

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


AUDIT COMMITTEE

The Board of Directors has not established an Audit Committee. Instead, the full

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

ITEM 10. EXECUTIVE COMPENSATION

                                                       Long Term

                        ANNUAL COMPENSATION           Compensation   All Other

                        -------------------   Other      Awards     Compensation

NAME            Year    Salary $    Bonus $     $           $            $

------------    ----    --------    -------   -----   ------------  ------------

John Bentley    2002    150,000       Nil      0            0            0

                2003    150,000       Nil      0            0            0

                2004    200,000       Nil      0            0            0

Lee Cole        2002          0         0      0            0            0

                2003          0         0      0            0            0

                2004          0         0      0            0            0

Linden Boyne    2002          0         0      0      300,000*           0

                2003          0         0      0            0            0

                2004          0         0      0            0            0

*Options for 300,000 shares granted under the 2002 Equity Compensation Plan.

Mr. Bentley is employed on an employment  agreement which commenced June 1, 2003 and continues  unless otherwise  terminated  until June 1, 2006.  Thereafter the agreement is renewable  annually unless  terminated by either the company or Mr.

Bentley giving 90 days notice of termination before the renewal date.

John Bentley serves as the Company's Chief Executive Officer(1).  Mr. Bentley is

employed by the Company pursuant to a written Employment Agreement dated May 28,

2004.  That  Employment  Agreement  provides  a base  salary to Mr.  Bentley  of

$50,000, subject to annual increase at the discretion of the Board of Directors,

for the Company to purchase life insurance on Mr. Bentley's  (maximum benefit of

$300,000 US) with the  beneficiary  of that policy being Mr.  Bentley's  spouse,

reimbursement of reasonable,  ordinary and necessary  business related expenses.

The  commencement  date of the  Employment  Agreement  was June 1,  2003 with an initial term of 3 years,  subject to annual renewals.  The Employment  agreement also contains non-compete and confidential  information clauses. The Company and

Llama Consultants are parties to agreement dated May 28, 2004, pursuant to which

Llama  Consultants  agreed  to  provide  financial  consulting  services  to the

Company,  primarily through Mr. Bentley's  service.  This agreement is renewable annually  on June 1. The annual  consulting  fee paid by the Company to Llama is

$150,000.00.  Mr. Bentley is the principal owner of Llama. Mr. Bentley is also a party to an agreement with the Company's  subsidiary in the UK,  Electronic Game

Card Limited ("EGC Ltd.").  Mr. Bentley serves as the Chief Executive Officer of

EGC Ltd. and is paid an annual salary of $50,000.00. This contract was initially for  three  years,  with a  termination  date of May 31,  2006.  However,  it is renewable annually thereafter.

Mr. Boyne is employed by Sterling FCS Ltd.  ("SFCS") who is contracted to supply financial and corporate  services to the Company pursuant to annually  renewable

Consulting Agreement.  The Consulting Agreement dated September 1, 2004, between the  Company  and  SFCS (a copy of  which is filed  herewith  as  Exhibit  99.2)

requires SFCS to provide an "account  services  supervisor" at agreed rates. The schedule  to that  Consulting  Agreement  is  entitled  "The  Personal & General

Limited  Consulting  Agreement" and it is dated  September 1, 2004, as well. The schedule to the Consulting  Agreement calls for SFCS to provide the Company with a Chief Financial Officer ("CFO") and Secretary who has expertise and experience in public finance.  Mr. Boyne is the individual employed by SFCS and provided to the Company as the CFO and Secretary. Mr. Boyne is the only financial or account personnel provided to the Company by SFCS.

There is no affiliation between SFCS and the Company.

(1)      As of January 1, 2006,  Mr.  Bentley's  relationship  with the  Company ended.  This event is reported on a Form 8-K filed with the  Commission on February ___, 2006. Effective February 1, 2006, Mr. Bentley resigned as an officer and director of the Company and Mr. Bentley's  Employment

         Agreement with the Company and the Company's  Consulting Agreement with

         Llama have been terminated.


The  Company  instituted  a stock  option  plan  for  officers,  key  employees,

consultants and advisors. The 2002 Equity Compensation Plan provided for options equivalent up to 10% of the issued share capital of the company to be offered to such individuals by the Board. Currently, options representing 1,163,000 shares,

out of a permissible  total of 1,200,000  options/shares,  have been issued.  Of these, 315,250 options have been exercised,  137,514 options have been cancelled and 666,000 remain outstanding and capable of being exercised.  No further stock option plans have been  instituted.  Below please find a list of the outstanding options  under the 2002 Plan as of December  31, 2004.  No further  stock option plans have been  instituted.  With the exception of the CEO,  John Bentley,  the remaining Directors are compensated in their role as directors and receive a per diem of $1,000 per  meeting  attended,  plus any  incurred  travel  and  lodging expenses. All meeting fees were waived.

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

NAME AND ADDRESS                                     AGGREGATE

OF BENEFICIAL OWNERS/               NATURE OF        NUMBER OF

DIRECTORS                           OWNERSHIP          SHARES        PERCENT(1)

-------------------------------    ------------     ------------    ------------

John Bentley...................    Common Stock      2,050,001           8.0%

President, CEO and Director

Savannah House,

11 Charles  II Street,

London

Lee Cole.......................                              0             0

Director

712 Fifth Ave 19th Floor

New York NY 10019

Linden Boyne...................    Common Stock        300,000(2)        1.2%

Director, CFO, and Secretary                                        If exercised

Aberfoyle, Green Lane

Blackwater, Camberley, Surrey

United Kingdom

Yana Consultants...............    Common Stock      1,537,500           6.0%

Suite F8 ICC Casemates

Gibraltar


H McNally......................    Common Stock      1,947,791           7.6%

Fountain House

Park Street, London, W1

Scientific Games Corporation...    Common Stock      2,171,594           8.43%

1500 Bluegrass Parkway

Alpharetta, GA 30004

Horace S Boone.................    Common Stock      1,346,000           5.23%

c/o Ingalls & Snyder LLC.

61 Broadway, New York, NY 10006

Pequot Capital Management......    Common Stock      3,000,000          11.66%

500 Nyala Farm Road, Westport,

CT 06880

All Executive Officers

and Directors as a Group

(3 people).....................    Common Stock      2,350,001           9.2%

(1)      Based on 25,730,269 share of Common stock in issue on June 2, 2005

(2)      Options issued under the 2002 Equity Compensation Plan

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October  12,2004,  Electronic Game Card, Inc. (the "Company")  entered into a joint venture agreement with Scientific Games International,  Inc. ("SciGames"),

subsequently amended by a letter agreement among those parties dated November 1,

2004 (the "Letter  Agreement";  the joint venture  agreement,  as amended by the

Letter Agreement, is hereafter referred to as the "Joint Venture Agreement"). In connection  with  the  Joint  Venture  Agreement,  pursuant  to  a  subscription agreement dated October 12, 2004 with SciGames (the  "Subscription  Agreement"),

the  Company  sold Two Million One Hundred  Seventy-One  Thousand  Five  Hundred

Ninety-Four (2,171,594) shares of newly-issued common stock, par value $0.01 per share,  to SciGames for an aggregate  purchase price of One Million  Eighty-Five

Thousand  Seven Hundred  Ninety-Seven  Dollars  ($1,085,797.00).  That number of shares  constituted  one share less than 10% of the Company's  then  outstanding shares of Common  Stock.  The Company  granted  certain  registration  rights to

SciGames with respect to the Shares pursuant to a registration  rights agreement dated October 29, 2004 (the "Registration  Rights  Agreement").  The closing was completed  on November  12,  2004,  by which time the Company had  received  the

subscription   funds  and,   subsequently,   the  sum  of  One  Million  Dollars

($1,000,000), which the Company was to contribute to the joint venture pursuant.

The Company  offered and sold the Shares to SciGames,  an "accredited  investor"

within the meaning of the  Securities  Act of 1933, as amended (the  "Securities

Act"),  in a private  placement of securities  without  general  solicitation or general  advertising or involvement of any  underwriter or placement  agent,  in reliance upon an exemption from  registration  under the Securities Act pursuant to Rule 506  promulgated  under the Securities  Act of 1933, as amended,  and/or

Section 4(2) of the Securities Act of 1933, as amended.

The Joint Venture Agreement, the Subscription Agreement, the Registration Rights

Agreement,  and the Letter  Agreement,  were filed as Exhibits to the  Company's

Form 8-K filed with the Commission on November 16, 2004.  Please see that filing for further details.

As at December 31, 2004 and 2003,  shareholder payables include approximately $0 and $1,090 owing to a shareholder.

During the years  ended  December  31,  2004 and 2003,  the  Company has certain related party receivables due on demand and which are non-interest  bearing.  We are owed  $61,560  from  Bioaccelerate,  Inc.,  which is a  refundable  security deposit on the office space in London,  England. Also, $143,468 is due from Jano

Holdings,  Ltd. with regard to our  overpayment of interests on a loan which was repaid in 2005. In previous years, the Company and its subsidiaries had borrowed from the same companies Jano Holdings,  Ltd. in excess of $1 million with little or no interest, see long-term notes payable, Note 5. As of December 31, 2004 and

2003, $61,560 and $0, is still owed to the Company. Jano Holdings,  Ltd., is the only holder of the notes. Jano Holdings, Ltd.'s relationship with the


Company is as a lender-creditor. Jano Holdings, Ltd., is not an affiliate of the

Company, nor is the Company an affiliate of Jano Holdings, Ltd.

During the year ended  December 31, 2004 the Company  terminated an employee and as part of the  termination  agreement  paid  $125,000 for 215,250  common stock options.  The  $125,000  has been  recorded  in the  accompanying  statement  of operations as salaries and wages.

The company rents office space in London and New York from Bioaccelerate,  Inc.,

a related party, for an aggregate monthly rent of $13,500. Bioaccelerate,  Inc.,

is a  shareholder  of the Company and Linden , the  Company's  Secretary,  Chief

Financial  Officer  (Principal  Accounting  Officer)  and a Director  is also an

Officer and Director of Bioaccelerate, Inc. Mr. Bentley, the Company's President

and Chief Executive Officer and a Director, is also a Director of Bioaccelerate,

Inc. No other relationship between the two companies exists.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.  The following  exhibits  follow the  signature  page of this report.

10.1     Manufacturing Agreement,  dated September 16, 2003, between the Company and Tak Shun Macao Offshore Ltd.

14.1     Code of Ethics

31.1     Written Statement of Chief Executive Officer with respect to compliance with Section 302 of the Sarbanes- Oxley Act of 2002.

31.2     Written Statement of Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes- Oxley Act of 2002.

32.1     Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities  Exchange Act of 1934 and

         pursuant to 18 U.S.C.  ss.1350,  as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities  Exchange Act of 1934 and

         pursuant to 18 U.S.C.  ss.1350,  as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     June 24, 2005 "classification  opinion" from the National Indian Gaming

         Commission.

99.2     Consulting   Agreement  between  the  Company  and  Sterling  FCS  Ltd.

         regarding the engagement of an "Account  Services  Supervisor"  and the schedule  thereto  entitled,  "Profession & General Limited  Consulting

         Agreement," dated September 1, 2004.

(b)      Reports  filed on 8-K. The  following  reports were filed on a Form 8-K during the fiscal year. None

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

FEES BILLED TO THE COMPANY BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The aggregate fees billed for  professional  services  rendered by the Company's principal  accountant  Robison Hill and Co for the audit of the annual financial statements  and  reviewing the  financial  statements  included in the quarterly reports for the fiscal years ended December 31, 2004 and 2003,  were $16,410 and

$14,000 respectively.


                                Fiscal      Fiscal

Fee Category                     2003        2004

---------------------          -------     -------

Audit Fees ..........          $16,410     $14,000

Audit related Fees...                0           0

Tax Fees ............                0           0

                               -------     -------

Total Fees ..........          $16,410     $14,000

                               =======     =======

The Company's Board of Directors  functions as its audit  committee.  All of the services  described  above in this Item 14 were approved in advance by the Board of Directors.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange

Act of 1934,  the Company  has duly  caused  this Report on Form  10-KSB/A to be signed on its behalf by the undersigned,  thereunto duly authorized, on this 3rd day of February 2006.

ELECTRONIC GAME CARD, INC

BY: /S/ LEE COLE

    ------------------------------------

    LEE COLE

    ACTING PRESIDENT, ACTING CHIEF

    EXECUTIVE OFFICER AND DIRECTOR

BY: /S/ LINDEN J. BOYNE

    ------------------------------------

    LINDEN J. BOYNE

    CHIEF FINANCIAL OFFICER (PRINCIPAL

    ACCOUNTING OFFICER), SECRETARY AND

    DIRECTOR


                           ELECTRONIC GAME CARD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS

                                                                            PAGE

Independent Auditor's Report.................................................F-1

Consolidated Balance Sheet

  December 31, 2004 and 2003.................................................F-2

Consolidated Statements of Operations for the

  Years Ended December 31, 2004 and 2003

  and the Cumulative Period April 6, 2000 (Inception)

  to December 31, 2004.......................................................F-4

Statement of Stockholders' Equity for the

  Period From April 6, 2000 (Inception) to December 31, 2004.................F-5

Consolidated Statements of Cash Flows for the

  Years Ended December 31, 2004 and 2003

  and the Cumulative Period April 6, 2000 (Inception)

  to December 31, 2004.......................................................F-7

Notes to Consolidated Financial Statements...................................F-9


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

         As Discussed in Note 1 to the financial statements,  the Company's 2004

Consolidated  Statement  of Cash Flows have been  restated,  the changes did not have any effect upon net  income.  This  discovery  was made  subsequent  to the issuance  of the  financial  statements.  The  financial  statements  have  been restated to reflect this correction.

                                          Respectfully Submitted,

                                          /s/  Robison Hill & Co

                                          ----------------------------

                                          Certified Public Accountants

Salt Lake City, Utah

April 19, 2005

April  19,  2005,  except  as to  the  restatement  discussed  in  Note 1 to the consolidated financial statements which is as of February 1, 2006.


                           ELECTRONIC GAME CARD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,

                                                    ---------------------------

                                                        2004            2003

                                                    -----------     -----------

ASSETS:

CURRENT ASSETS:

     Cash & Cash Equivalents ...................    $ 1,082,558     $     6,732

     Accounts Receivable .......................         80,250            --

     Deposit on Inventory ......................        141,800            --

     Prepaid Expense ...........................           --             6,873

     Value Added Tax Receivable ................         46,235           7,868

     Related Party Receivable ..................         61,560            --

     Note Receivable ...........................        143,468          42,270

                                                    -----------     -----------

          Total Current Assets .................      1,555,871          63,743

                                                    -----------     -----------

PROPERTY AND EQUIPMENT:

     Plant and Machinery Equipment .............          7,185           6,015

     Office Equipment ..........................         58,987           8,598

     Furniture & Fixtures ......................            366            --

     Less: Accumulated Depreciation ............        (25,819)         (6,177)

                                                    -----------     -----------

          Net Fixed Assets .....................         40,719           8,436

                                                    -----------     -----------

OTHER ASSETS

     Investment in Joint Venture ...............      1,000,000            --

     Net Assets of Discontinued Operations .....           --            50,040

                                                    -----------     -----------

TOTAL ASSETS ...................................    $ 2,596,590     $   122,219

                                                    ===========     ===========


                           ELECTRONIC GAME CARD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)

                                                           December 31,

                                                   ----------------------------

                                                       2004            2003

                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts Payable ..........................   $    620,736    $    297,357

     Accrued Payroll Liabilities ...............         41,087         101,388

     Unearned Revenue ..........................         62,370            --

                                                   ------------    ------------

          Total Current Liabilities ............        724,193         398,745

                                                   ------------    ------------

NON-CURRENT LIABILITIES:

     Long Term Note Payable ....................           --           912,205

                                                   ------------    ------------

          Total Non-Current Liabilities ........           --           912,205

                                                   ------------    ------------

Net Liabilities of Discontinued Operations .....           --             6,785

                                                   ------------    ------------

     TOTAL LIABILITIES .........................        724,193       1,317,735

                                                   ------------    ------------

STOCKHOLDERS' EQUITY

Common Stock, Par Value $.001,

     Authorized 100,000,000 shares

     Issued 24,936,928 and 13,823,062 shares at

     December 31, 2004 and 2003 ................         24,937          13,823

Paid-In Capital ................................     12,207,471            --

Stock Subscription Receivable ..................       (139,189)           --

Currency Translation Adjustment ................       (513,178)       (118,441)

Retained Deficit ...............................       (157,495)       (157,495)

Deficit Accumulated During the Development Stage     (9,550,149)       (933,403)

                                                   ------------    ------------

     TOTAL STOCKHOLDERS'S EQUITY ...............      1,872,397      (1,195,516)

                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY ....   $  2,596,590    $    122,219

                                                   ============    ============

The accompanying notes are an integral part of these financial statements.




                           ELECTRONIC GAME CARD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Cumulative

                                                                                      Since

                                                        For the Year Ended         April 6, 2000

                                                            December 31,           Inception of

                                                   ----------------------------     Development

                                                       2004            2003           Stage

                                                   ------------    ------------    ------------


Revenue: .......................................   $     80,250    $      8,317    $     88,567

Cost of Good Sold ..............................         53,703          13,452          67,155

                                                   ------------    ------------    ------------

Gross Income (Loss) ............................         26,547          (5,135)         21,412

                                                   ------------    ------------    ------------

Expenses:

Selling and Marketing Expense ..................      1,049,691          30,514       1,124,044

General & Administrative .......................        959,566         178,612       1,235,369

Consulting Expenses ............................      1,565,641         178,456       1,960,969

Salaries and Wages .............................        978,295         145,451       1,156,328

Compensation from issuance of Options/Warrants .      4,099,852            --         4,099,852

                                                                   ------------    ------------

     Total Operating Expenses ..................      8,653,045         533,033       9,576,562

     Loss from Operations ......................     (8,626,498)       (538,168)     (9,555,150)

                                                   ------------    ------------    ------------

Other Income (Expense)

Interest, Net ..................................         10,853          (2,167)          7,767

Settlement of Litigation .......................         42,154            --            42,154

                                                                   ------------    ------------

     Net Loss from Operations before Taxes .....     (8,573,491)       (540,335)     (9,505,229)

Income Taxes ...................................           --              (455)           (455)

                                                   ------------    ------------    ------------

     Net Loss from Operations ..................     (8,573,491)       (540,790)     (9,505,684)

Discontinued Operations:

     Net Loss from discontinued operations

        net of tax effects of $0 ...............         (6,928)         (1,210)         (8,138)

     Loss on disposal of discontinued operations

        net of tax effects of $0 ...............        (36,327)           --           (36,327)

                                                   ------------    ------------    ------------

     Total Loss from Discontinued Operations ...        (43,255)         (1,210)        (44,465)

     Net Loss ..................................   $ (8,616,746)   $   (542,000)   $ (9,550,149)

                                                   ============    ============    ============

Basic & Diluted Loss Per Share:

     Continuing Operations .....................   $      (0.38)   $      (0.04)

     Discontinued Operations ...................           --              --

                                                   ------------    ------------

                                                   $      (0.38)   $      (0.04)

                                                   ============    ============

Weighted Average Shares ........................     22,971,539      12,777,700

                                                   ============    ============



The accompanying notes are an integral part of these financial statements.




                           ELECTRONIC GAME CARD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE PERIOD APRIL 6, 2000 (INCEPTION) TO DECEMBER 31, 2004


                                                                                           Share

                                                  Common Stock             Paid-In      Subscription    Currency

                                              Shares       Par Value       Capital       Receivable    Translation

                                           ------------   ------------   ------------   ------------   ------------


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


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


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






                           ELECTRONIC GAME CARD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE PERIOD APRIL 6, 2000 (INCEPTION) TO DECEMBER 31, 2004

                                   (CONTINUED)


                                                                                      Stock

                                            Common Stock              Paid-In      Subscription     Currency

                                       Shares        Par Value        Capital       Receivable     Translation

                                    ------------   ------------    ------------    ------------    ------------


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

                                    ============   ============    ============    ============    ============


                                                                      Deficit

                                                                     Accumulated

                                                                       Since

                                                    April 6, 2000      Total

                                                    Inception of    Stockholders'

                                     Retained       Development        Equity

                                      Deficit          Stage         (Deficit)

                                    ------------    ------------    ------------


Balance December 31, 2003           $   (157,495)   $   (933,403)   $ (1,195,516)

Stock issued in exchange for cash             --              --       6,853,750

Cost of private placement                     --              --        (743,483)

Stock issued in exchange for cash             --              --       1,085,797

Stock issued for Fundraising                  --              --              --

Compensation for Options/Warrants             --              --       3,951,863

Warrants exercised for cash                   --              --         343,666

Warrants exercised for stock                  --              --         147,989

Options exercised for cash                    --              --         100,000

Stock sold for cash                           --              --          25,000

Stock sold for cash                           --              --         200,000

Stock issued for services                     --              --         114,800

Stock sold for cash                           --              --              14

Currency Translation                          --              --        (394,737)

Net Loss                                      --      (8,616,746)     (8,616,746)

                                    ------------    ------------    ------------

Total Comprehensive Income (loss)             --      (8,616,746)     (9,011,483)

                                    ------------    ------------    ------------

Balance December 31, 2004           $   (157,495)   $ (9,550,149)   $  1,872,397

                                    ============    ============    ============



The accompanying notes are an integral part of these financial statements.




                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Cumulative

                                                                                      Since

                                                        For the Year Ended         April 6, 2000

                                                            December 31,           Inception of

                                                     --------------------------     Development

                                                       2004            2003           Stage

                                                     -----------    -----------    -----------

                                                     (Restated)     (Restated)     (Restated)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss .........................................   $(8,616,746)   $  (542,000)   $(9,550,149)

Adjustments to Reconcile Net Loss to Net

Cash Used in Operating Activities:

Depreciation .....................................        19,642          4,831         25,818

Stock Issued for Expenses ........................       114,856           --          114,856

Compensation for Options/Warrants ................     3,953,778           --        3,953,778

Cashless exercise of Warrants ....................       148,060           --          148,060

Net Loss from Discontinued Operations ............          --            1,108          8,036

Loss on Disposal of Operations ...................        36,345           --           36,345

Change in operating assets and liabilities:

(Increase) Decrease in Accounts Receivable .......       (76,910)       (76,910)

(Increase) Decrease in Deposit on Inventory ......      (135,631)      (135,631)

(Increase) Decrease in Prepaid Expenses ..........         7,085         (6,320)           765

(Increase) Decrease in Value Added Tax Receivable        (36,114)         4,483        (43,128)

Increase (Decrease) in Accounts Payable ..........       279,445         55,936        494,850

Increase (Decrease) in Accrued Payroll Liabilities       (63,011)        75,568         27,957

Increase (Decrease) in Unearned Revenue ..........        59,657           --           59,657

                                                     -----------    -----------    -----------

  Net Cash Used in continuing activities .........    (4,309,544)      (406,394)    (4,935,696)

  Net Cash Used in discontinued activities .......         6,678         (1,108)         7,124

                                                     -----------    -----------    -----------

  Net Cash Used in operating activities ..........    (4,302,866)      (407,502)    (4,928,572)

                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash Acquired in Merger ..........................          --            3,512          3,512

Purchase of Plant and Machinery Equipment ........          --             --           (6,015)

Purchase of Office Equipment .....................       (46,775)        (1,460)       (55,244)

Purchase of Furniture & Fixture ..................          (350)          --             (350)

Investment in Joint Venture ......................      (956,499)          --         (956,499)

                                                                    -----------    -----------

Net cash provided by investing activities ........    (1,003,624)         2,052     (1,014,596)

                                                     -----------    -----------    -----------






                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continues)


                                                                                   Cumulative

                                                                                     Since

                                                       For the Year Ended         April 6, 2000

                                                           December 31,           Inception of

                                                    --------------------------     Development

                                                      2004            2003           Stage

                                                    -----------    -----------    -----------

                                                     (Restated)     (Restated)     (Restated)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Common Stock ......................     7,389,489           --        7,389,489

Amount Loaned on Related Party Receivable .......       (58,882)          --          (58,882)

Amount Loaned on Note Receivable ................       (93,654)       (38,868)      (132,522)

Payment on Long-Term Note Payable ...............      (940,930)       (32,138)      (973,068)

Proceeds from Long-Term Note Payable ............        43,263        467,733        756,134

                                                    -----------    -----------    -----------

  Net Cash Provided by Financing Activities .....     6,339,286        396,727      6,981,151

                                                    -----------    -----------    -----------

Net (Decrease) Increase in Cash .................     1,032,796         (8,723)     1,037,983

Foreign Exchange Effect on Cash .................        43,030          1,546         44,576

Cash at Beginning of Period .....................         6,732         13,909           --

                                                    -----------    -----------    -----------

Cash at End of Period ...........................   $ 1,082,558    $     6,732    $ 1,082,558

                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

  Interest ......................................   $     2,948    $     1,453    $     1,470

  Income taxes ..................................   $      --      $       455    $       455



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


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

RESTATEMENT  OF  PREVIOUSLY  ISSUED  FINANCIAL  STATEMENTS  FOR THE  YEAR  ENDED

DECEMBER 31, 2004

         We have  restated our cash flows for the years ended  December 31, 2004 and 2003. The restatement impacts the year ended December 31, 2004 and 2003, but has no effect on the  financial  statements  issued in prior fiscal  years.  The restatement corrects an error within the statement of cash flows due to currency translation.  The impact of the restatement did not have any effect upon the net income or earnings per share.

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


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

                  (Nevada Corporation)

         o        Electronic Game Card, Ltd. (United Kingdom Corporation)

         o        Electronic Game Card Marketing (Delaware Corporation)

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

                             Asset                              Rate

        --------------------------------------------     -------------------

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


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

STOCK COMPENSATION FOR EMPLOYEES

         At December 31,  2004,  the Company has a employee  compensation  plan,

with is described more fully in Note 8. Prior to 2003, the Company accounted for those plans under the recognition  and measurement  provision of APB Opinion No.

25, Accounting for Stock Issued to Employees,  and related  Interpretations.  No stock-based  employee  compensation  costs was reflected in previously  reported results, as all options granted under those plans has an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective

January 1, 2003, the company adopted the fair value recognition provision of the

FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented


                           ELECTRONIC GAME CARD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

have been  restated  to  reflect  the  compensation  cost that  would  have been recognized  had the  recognition  provision of Statement 123 been applied to all awards granted to employees after January 1, 2002.

NOTE 2 - INCOME TAXES

         The Company is subject to income taxes in the United States of America,

United Kingdom,  and the state of New York. As of December 31, 2003, the Company had a net  operating  loss  carryforward  for income tax  reporting  purposes of approximately  $6,308,687  in the  United  States and  $3,503,438  in the United

Kingdom that may be offset against  future taxable income through 2023.  Current tax laws limit the amount of loss  available to be offset against future taxable income when a  substantial  change in ownership  occurs.  Therefore,  the amount available to offset futuretaxable income may be limited. No tax benefit has been reported in the financial  statements,  because the Company  believes there is a

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

                                                              2004        2003

                                                            --------    --------

Note Receivable, Interest equal to LIBOR, due upon

   demand ..............................................    $   --      $ 31,602

Note Receivable, no interest, due upon demand

   interest imputed using the 12 month average of

   1 month libor rate of 1.544 .........................     143,468      10,668

                                                            --------    --------

Total Note Receivable ..................................    $143,468    $ 42,270

                                                            ========    ========


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

     due on demand, secured by all assets of the Company    $    --     $883,402

Note Payable, Interest equal to LIBOR, due November 2,

     2004 or 14 days of Company initiating public

     offering, secured by assets of the Company .........        --       28,803

                                                            --------    --------

Total Long-Term Debt ....................................   $    --     $912,205

                                                            =========   ========

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

         On February 20, 2004,  the Company issued  6,853,750  common shares and

3,426,875 warrants for $1.00 per share.

         On October 12, 2004, the Company entered into a subscription  agreement with Scientific Games  International,  Inc. to purchased Two Million One Hundred

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


                           ELECTRONIC GAME CARD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 7- COMMON STOCK TRANSACTIONS

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

         The fair value of each option  granted is  estimated  on the grate date using  the  closing  stock  price on the grant  date.  During  2004 the  Company recorded  $110,700 in  compensation  expense in connection  with options granted pursuant to this plan.

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


                           ELECTRONIC GAME CARD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 8 - STOCK OPTIONS /WARRANTS

(CONTINUED)

         The fair value of each  warrant  granted is estimated on the grate date using  the  closing  stock  price on the grant  date.  In 2004 the  Company  has recorded $3,961,072 in compensation  expense in connection with the granting and cashless provision of the warrants detailed above.

         The following  table sets forth the options  outstanding as of December

31, 2004.




                                                                Weighted

                                                     Option /    Average      Weighted

                                                     Warrants   Exercise      Average

                                                     Shares      Price       Fair Value

                                                  ----------   ----------    ----------


Options outstanding, December 31, 2003               776,164   $     0.50

Granted, Exercise price more than fair value         248,000         1.50    $    1.40

Granted, Exercise price less than fair value         123,000         1.00    $    1.90

Expired                                                   --           --

Exercised                                            380,164         1.01

                                                  ----------   ----------

Options outstanding, December 31, 2004               767,000   $     1.00

                                                  ==========   ==========



         The following  table sets forth the options  outstanding as of December

31, 2003.




                                                               Weighted

                                                   Option /     Average       Weighted

                                                   Warrants     Exercise      Average

                                                    Shares       Price       Fair Value

                                                  ----------   ----------    ----------


Options outstanding, December 31, 2002               669,000   $     0.50

Granted, Exercise price more than fair value         107,164   $     0.50    $    0.50

Granted, Exercise price less than fair value              --           --

Expired                                                   --           --

Exercised                                                 --           --

                                                  ----------   ----------

Warrants outstanding, December 31, 2003              776,164   $     0.50

                                                  ==========   ==========



          A summary of the options  outstanding as of December 31, 2004 by range of exercise prices is shown as follows:

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


                           ELECTRONIC GAME CARD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 8 - STOCK OPTIONS /WARRANTS

(CONTINUED)

         The following table sets forth the warrants  outstanding as of December

31, 2004.




                                                               Weighted

                                                   Option /     Average       Weighted

                                                   Warrants     Exercise      Average

                                                    Shares       Price       Fair Value

                                                  ----------   ----------    ----------


Warrants outstanding, December 31, 2003                    0   $     0.00

Granted, Exercise price more than fair value              --           --    $      --

Granted, Exercise price less than fair value       4,024,358         0.15    $    1.93

Expired                                                   --           --

Exercised                                            419,558         1.03

                                                  ----------   ----------

Options/Warrants outstanding, December 31, 2004    3,604,800   $     1.00

                                                  ==========   ==========



         A summary of the warrants  outstanding as of December 31, 2004 by range of exercise prices is shown as follows:

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


                           ELECTRONIC GAME CARD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 9 - DISCONTINUED OPERATIONS

(CONTINUED)

         The assets and  liabilities  of Scientific  Energy,  Inc.  (Utah) to be disposed of consisted of the following:

                                                    November 30,    December 31,

                                                         2004            2003

                                                      ----------      ----------

Cash ......................................           $       40      $       40

Intangibles ...............................               50,000          50,000

                                                      ----------      ----------

Total Assets ..............................               50,040          50,040

                                                      ----------      ----------

Accounts Payable ..........................               11,978           5,595

Income Tax Payable ........................                  100             100

Shareholder Loan ..........................                1,635           1,090

                                                      ----------      ----------

Total Liabilities .........................               13,713           6,785

                                                      ----------      ----------

Net Assets to be Disposed of ..............           $   36,327      $   43,255

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

                                                          2004          2003

                                                       ----------    ----------

General and Administrative Expenses ................   $    5,913    $       20

Interest Expense ...................................        1,013         1,090

Tax Expense ........................................         --             100

                                                       ----------    ----------

Net Loss ...........................................   $   (6,926)   $   (1,210)

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

Operations  income from  settlement  of  litigation  has been  recognized in the amount of $42,154,  which is the accurals that were  previously  booked less the final judgment.


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

NOTE 12 - JOINT VENTURE

         On October 12, 2004, the Company entered into a joint venture agreement with Scientific Games International,  Inc.  ("SciGames"),  to exclusively market and promote the Company's Electronic Game Card product worldwide to national and state lotteries. SciGames purchased Two Million One Hundred Seventy-One Thousand

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

