Form 10QSB/A
period 2005-03-31
ELECTRONIC GAME CARD INC
filed 2006-02-06
CIK 1083036

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 3 TO

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


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


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


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


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


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


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


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


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


                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                                   (Unaudited)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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


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

THE COMPANY

Electronic Game Card, Inc.  (referred to as "EGC", "us", "we" or "Company") is a supplier of innovative  gaming devices to the lottery and  promotional  industry worldwide.  Our  lead  product  is the  EGC  GameCard,  a  revolutionary  credit card-sized  pocket game  combining  interactive  capability  with  "instant win"

excitement.  We design and supply an  innovative  "instant" win gaming device to the lottery industry marketed under the name of Electronic  GameCard.  The shape of a  pocket  game is  approximately  the size of a  credit  card  and  operated electronically by touch incorporating a microchip and LCD screen showing numbers or icons. Secondary markets with considerable potential for the Company's reward based  games  products,  e.g.  the  "GameCard",  include  the  sales  promotions industry,  in the  area of  prize  and  competition  products,  and  the  casino industry.  We  design  these  devices  to play  game  types,  formats  and prize structures as required by our  customers  and are gradually  building a range of generic games of popularly recognized themes.

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


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

The  Company  has  received a legal  opinion  from the  National  Indian  Gaming

Commission  ("NIGC")  that the EGC  GameCard  is a Class II  devise  under  IGRA

(Indian Gaming Regulatory Act). The Class II designation is significant  because it exempts the Company from becoming subject to the state license procedures and requirements.  A copy of that June 24,  2005  opinion  letter  from the NIGC was filed as Exhibit 99.1 to the  Company's  Form 10-KSB/A for the fiscal year ended

December 31, 2004, as amended on January ___, 2006.


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


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain  disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange  Commission under the Securities  Exchange Act of

1934, as amended,  is recorded,  processed,  summarized and reported  within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive

Officer (or Acting Chief  Executive  Officer,  as the case may be) and our Chief

Financial Officer,  as appropriate to allow timely decisions  regarding required disclosure.  The  effectiveness  of our  disclosure  controls and  procedures is subject to certain limitations, including the exercise of judgment in designing,

implementing and evaluating the controls and procedures, the assumptions used in identifying  the  likelihood  of future  events,  and the inability to eliminate errors or misconduct completely. As a result, there can be no assurance that our disclosure  controls and  procedures  will detect all errors or fraud.  By their nature,  any system of internal control,  including our system, can provide only reasonable assurance regarding management's control objectives.

Under the supervision and with the  participation of our Chief Executive Officer

(or Acting Chief Executive Officer,  as the case may be) and our Chief Financial

Officer,  we  evaluated  the  effectiveness  of the design and  operation of our disclosure  controls  and  procedures  (as defined in Rule  13a-15(e)  under the

Securities  Exchange  Act of 1934) as of March 31,  2005,  the end of the period covered by this report.  Based on that evaluation,  the Chief Executive  Officer

(or Acting  Chief  Executive  Officer,  as the case may be) and Chief  Financial

Officer concluded that our disclosure  controls and procedures were effective as of March 31, 2005.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There  were  no  changes  in the  Company's  internal  controls  over  financial reporting,  that  occurred  during the period  covered by this  report that have materially  affected,  or  are  reasonably  likely  to  materially  effect,  the

Company's internal control over financial reporting.

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


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


                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report  to be  signed  on its  behalf  by the  undersigned,  thereto  duly authorized.

                              ELECTRONIC GAME CARD

DATE: FEBRUARY 3, 2006             BY: /S/ LEE COLE

                                   --------------------------------

                                   LEE COLE

                                   ACTING PRESIDENT AND ACTING CHIEF

                                   EXECUTIVE OFFICER

DATE: FEBRUARY 3, 2006             BY: /S/ LINDEN BOYNE

                                   --------------------------------

                                   LINDEN BOYNE

                                   SECRETARY / TREASURER

                                   (PRINCIPAL FINANCIAL OFFICER)

