Form 10QSB/A
period 2005-06-30
ELECTRONIC GAME CARD INC
filed 2006-02-06
CIK 1083036

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

                                  FORM 10-QSB/A

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

Traditional small business disclosure format    Yes [ ]    No [X]

                                   25,555,269

         --------------------------------------------------------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                 August 3, 2005


                                     PART I

Item 1. Financial Statements

                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                  June 30,          December 31,

                                                    2005                2004

                                                -----------         -----------

ASSETS:                                         (Unaudited)

CURRENT ASSETS:

     Cash & Cash Equivalents                    $ 7,980,894         $ 1,082,558

     Accounts Receivable                            154,500              80,250

     Deposit on Inventory                           405,353             141,800

     Value Added Tax Receivable                      27,441              46,235

     Related Party Receivable                        38,407              61,560

     Note Receivable                                  1,352             143,468

                                                -----------         -----------

          Total Current Assets                    8,607,947           1,555,871

                                                -----------         -----------

PROPERTY AND EQUIPMENT:

     Plant and Machinery Equipment                    6,723               7,185

     Office Equipment                                61,374              58,987

     Furniture & Fixtures                               342                 366

     Less: Accumulated Depreciation                 (35,749)            (25,819)

                                                -----------         -----------

          Net Fixed Assets                           32,690              40,719

                                                -----------         -----------

OTHER ASSETS

     Investment in Joint Venture                    994,060           1,000,000

                                                -----------         -----------

TOTAL ASSETS                                    $ 9,634,697         $ 2,596,590

                                                ===========         ===========


                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                  June 30,         December 31,

                                                    2005                2004

                                                -----------         -----------

                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts Payable                           $   423,252         $   620,736

     Related Party Payable                           97,500                  --

     Accrued Payroll Liabilities                         --              41,087

     Unearned Revenue                               255,645              62,370

                                                -----------         -----------

          Total Current Liabilities                 776,397             724,193

                                                -----------         -----------

NON-CURRENT LIABILITIES:

     Convertible Note Payable, net                8,065,625                  --

     Interest Payable                               139,220                  --

                                                -----------         -----------

          Total Non-Current Liabilities           8,204,845                  --

                                                -----------         -----------

     TOTAL LIABILITIES                            8,981,242             724,193

                                                -----------         -----------

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

                                        3


                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                                                  Cumulative

                                                                                                     Since

                               For the Three Months Ended         For the Six Months Ended      April 6, 2000

                                       June 30,                            June 30,              Inception of

                             -----------------------------     -----------------------------      Development

                                 2005             2004             2005             2004             Stage

                             ------------     ------------     ------------     ------------     ------------



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




                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Continued)

                                   (Unaudited)



                                                                                                     Cumulative

                                                                                                        Since

                                      For the Three Months Ended      For the Six Months Ended      April 6, 2000

                                              June 30,                         June 30,              Inception of

                                     ---------------------------     ---------------------------     Development

                                         2005            2004            2005           2004            Stage

                                     -----------     -----------     -----------     -----------     ------------



Discontinued Operations:

     Net Loss from discontinued

        operations net of tax

        effects of $0                $        --     $      (748)    $        --     $    (5,057)    $     (8,138)

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



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



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




                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                   (Unaudited)

                                   Cumulative



                                               For the Three Months Ended

                                                       June 30,               Cumulative

                                              ---------------------------   Since Inception

                                                  2005            2004       April 6, 2000

                                              ----------     ----------       ----------



CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Sale of Common Stock               424,616      6,110,266        8,101,718

Related Party Receivable                          23,153        (77,277)         (38,407)

Amount Loaned on Note Receivable                      --        (24,166)        (143,468)

Payment on Notes Receivables                     142,116             --          142,116

Proceeds from Related Party Payable               97,500             --           97,500

Payment on Long-Term Note Payable                     --     (1,032,04)         (969,407)

Proceeds from Long-Term Note Payable                  --         12,482          969,407

Proceeds from Convertible Note Payable         7,911,400             --        7,911,400

                                              ----------     ----------       ----------

  Net Cash Provided by Financing

     Activities                                8,598,785      4,989,258       16,070,859

                                              ----------     ----------       ----------

Net (Decrease) Increase in Cash               $6,897,795     $2,444,506       $7,983,591

Foreign Exchange Effect on Cash                      541          2,313           (2,697)

Cash at Beginning of Period                    1,082,558          6,732               --

                                              ----------     ----------       ----------

Cash at End of Period                         $7,980,894     $2,453,551       $7,980,894

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

      From April 2005 through  June 2005 the Company  issued  240,795  shares of common stock from warrants in exchange for $170,000 in cash.

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

                                                                       November

                                                                          30,

                                                                         2004

                                                                      ----------

Cash                                                                  $       40

Intangibles                                                               50,000

                                                                      ----------

Total Assets                                                              50,040

                                                                      ----------

Accounts Payable                                                          11,978

Income Tax Payable                                                           100

Shareholder Loan                                                           1,635

                                                                      ----------

Total Liabilities                                                         13,713

                                                                      ----------

Net Assets to be Disposed of                                          $   36,327

                                                                      ==========

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

Consumers can currently pay as much as $20.00 per scratch card although the norm is between $2-$5.  The EGC GameCard is a digital  evolution of the scratch card,

offering  multiple  plays and  multiple  chances  to win in a credit  card-sized medium that is acceptable to enterprising US state Lottery operators.  Currently sales of gamecards are taking place throughout Iowa following  successful trials earlier in the year.  Sales to US  lotteries  have taken  longer to achieve than expected by the management of the Company's Joint Venture with Scientific  Games

International, the principal reason for delay in ordering from interested States appears to be the due process of law that needs be undertaken by each individual

State to  allow  the sale of EGC  GameCards  to the  public.  For  instance  the

GameCard  need be  classified  as not  offending  State  laws or as being a slot machine,  and the price increase envisaged needs also be approved,  and can meet resistance from lobby groups. For instance, the GameCard may need to be approved within a distince  classification  of lotter product with the  appropriate  sate authority.  Also, the retail price of the GameCard may be subject to approval by

State  Lottery  Commissions  or other  similar  State  regulators.  Thus,  as we approach a State as a potential  market, we must both negotiate with that State,

work with lobby groups who are  interested in the matter,  regardless of whether they oppose or support our business, and ensure compliance with applicable State regulations,  which vary from  State to State.  This  process,  which can create delays,  which we anticipate  would be inconsistent  from State to State,  would have  some  impact  on  costs  and  price.  Security  matters  also  need  close examination.  These issues often requiring changes in the law need be considered by each  State.  Nevertheless  the  Company  has no reason to  believe  that the initial  interest in the GameCard product has diminished as active dialogues are continuing with a number of States in a satisfactory manner. On a national level in the US, the most significant  regulatory structure with which we must work is the National Indian Gaming Commission. This is described in further detail under the "Indian Gaming Market" discussed below.


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

GameCard can be applied to a broad range of potential promotional opportunities,

we have  focused  our  efforts  initially  on sales  promotions  and direct mail solicitations.  This  market has proved  disappointing  to date for the  Company despite very strong interest shown initially by brands and advertising  agencies and trials showing consumer  response rates being ten times or more greater than scratchcard  offerings.  The  principal  problems  have  been the time  taken to fulfill orders of customized  games.  Customized  games, in particular new games and ideas are met with some fear from marketers. New products in any market face introduction concerns as being first to market with an unproven market is a walk into the unknown.  Customized  GameCards  require a minimum  order value of over

$100,000. In our case, in addition to the cost, a customized GameCard requires a

26 week (approx.) lead  time.  This long lead time is another  obstacle  we must overcome in order to secure large orders for customized games.  Recognizing this issue,  the Company  adopted policy earlier in the year by which it can supply a small range of generic games in much smaller quantities with far faster delivery times.  These games which have needed to be  developed  and tested over the past few  months  are now  ready  and will be  promoted  from  the Fall of 2005  with particular  emphasis on casino  promotions where  substantial  interest has been received.  We intend to use this small  range of generic  games as the basis for both development and growth in this market segment.

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

The XOGO  multi-play  GameCard is supported by the EGC Sales Marketing and Games

Design teams in the US and in Europe.  Previously they had worked with brands or agencies to customize  XOGO  GameCard  applications  to each brand's  individual goals but this has proved a costly and  time-consuming  business.  A revision of this  previous  strategy was put in place  earlier this year to develop  generic games which do not require specific customization and consequently avoid lengthy software  processes.  This will  allow for the sale of EGC  product  in  smaller quantities and at greatly improved delivery times, the lack of which the Company believes was a previous impediment to sales.


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


Under the supervision and with the  participation of our Chief Executive Officer

(or Acting Chief Executive Officer,  as the case may be) and our Chief Financial

Officer,  we  evaluated  the  effectiveness  of the design and  operation of our disclosure  controls  and  procedures  (as defined in Rule  13a-15(e)  under the

Securities  Exchange  Act of 1934) as of June 30,  2005,  the end of the  period covered by this report.  Based on that evaluation,  the Chief Executive  Officer

(or Acting  Chief  Executive  Officer,  as the case may be) and Chief  Financial

Officer concluded that our disclosure  controls and procedures were effective as of June 30, 2005.

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


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

                                        ELECTRONIC GAME CARD

Date: February 3, 1006                  By: /s/ Lee Cole

                                            ---------------------------------

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

