Form 10QSB/A
period 2005-09-30
ELECTRONIC GAME CARD INC
filed 2006-02-06
CIK 1083036

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

                                                  September 30,     December 31,

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


                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                   September 30,    December 31,

                                                       2005            2004

                                                   ------------    ------------

                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts Payable                              $    456,261    $    620,736

     Accrued Payroll Liabilities                             --          41,087

     Unearned Revenue                                   255,645          62,370

                                                   ------------    ------------

          Total Current Liabilities                     711,906         724,193

                                                   ------------    ------------

NON-CURRENT LIABILITIES:

     Convertible Note Payable, net                    8,144,975              --

     Interest Payable                                   272,385              --

                                                   ------------    ------------

          Total Non-Current Liabilities               8,417,360              --

                                                   ------------    ------------

     TOTAL LIABILITIES                                9,129,266         724,193

                                                   ------------    ------------

STOCKHOLDERS' EQUITY

Common Stock, Par Value $.001,

     Authorized 100,000,000 shares

     Issued 25,325,157and 24,936,928 shares at

     September 30, 2005 and December 31, 2004            25,325          24,937

Paid-In Capital                                      12,505,552      12,207,471

Stock Subscription Receivable                                --        (139,189)

Currency Translation Adjustment                        (513,178)       (513,178)

Retained Deficit                                       (157,495)       (157,495)

Deficit Accumulated During the Development Stage    (12,310,132)     (9,550,149)

                                                   ------------    ------------

     TOTAL STOCKHOLDERS'S EQUITY                      (449,928)       1,872,397

                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY        $  8,679,338    $  2,596,590

                                                   ============    ============

The accompanying notes are an integral part of these financial statements.


                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                                                                                      Cumulative

                                                                                                                        Since

                                                                                                                     April 6, 2000

                                                   For the Three Months Ended           For the Nine Months Ended    Inception of

                                                          September 30,                       September 30,           Development

                                                      2005            2004               2005              2004          Stage

                                                  ------------     ------------     ------------     ------------     ------------


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

                                                  ============     ============     ============     ============



   The accompanying notes are an integral part of these financial statements


                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                   (Unaudited)




                                                                                             Cumulative

                                                                                                Since

                                                                                            April 6, 2000

                                                          For the Nine Months Ended          Inception of

                                                                 September 30,               Development

                                                            2005             2004               Stage

                                                     ---------------    ---------------    ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $    (2,759,983)   $    (2,633,845)   $   (12,310,132)

Adjustments to Reconcile Net Loss to Net

Cash Used in Operating Activities:

Depreciation                                                  15,640             14,320             41,458

Stock Issued for Expenses                                         --                 --            114,959

Compensation for Options/Warrants                                 --           (424,256)         3,951,863

Cashless exercise of Warrants                                     --                 --            147,989

Foreign Currency Translation                                      --           (513,178)

Net Loss from Discontinues Operations                             --              6,928              8,138

Loss on Disposal of Operations                                    --                 --             36,327

Amortization of Interest Expense                             233,575                 --            233,575

Change in Operating Assets and Liabilities:

(Increase) Decrease in Accounts Receivable                  (120,488)           (80,250)          (200,738)

(Increase) Decrease in Deposit on Inventory                 (351,382)           (33,430)          (493,182)

(Increase) Decrease in Prepaid Expenses                           --            (84,305)                --

(Increase) Decrease in Value Added Tax Receivable             14,562            (16,185)           (31,673)

Increase (Decrease) in Accounts Payable                     (164,474)           (53,953)           456,262

Increase (Decrease) in Accrued Payroll Liabilities           (41,087)           (17,646)                --

Increase (Decrease) in Unearned Revenue                      193,275                 --            255,645

Increase (Decrease) in Interest Payable                      193,275                 --            255,845

                                                     ---------------    ---------------    ---------------

  Net Cash Used in continuing activities                 (2,707,977)         (3,322,622)        (8,030,102)

  Net Cash Used in discontinued activities                        --                 --             (1,250)

                                                     ---------------    ---------------    ---------------

  Net Cash Used in operating activities                   (2,707,977)        (3,322,622)        (8,031,352)

                                                     ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash Acquired in Merger                                           --                 --              3,834

Purchase of Plant and Machinery Equipment                    (15,837)              (761)           (23,022)

Purchase of Office Equipment                                  (1,940)           (48,763)           (60,927)

Purchase of Furniture & Fixture                                 (829)              (345)            (1,195)

Investment in Joint Venture                                    5,940                 --           (994,060)

                                                     ---------------    ---------------    ---------------

  Net cash provided by investing activities                  (12,666)           (49,869)        (1,075,370)

                                                     ---------------    ---------------    ---------------




                           ELECTRONIC GAME CARD, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                   (Unaudited)




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



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

Kingdom that may be offset against future  taxable income  through2023.  Current tax laws limit the amount of loss  available to be offset against future taxable income when a  substantial  change in ownership  occurs.  Therefore,  the amount available to offset future taxable income may be limited. No tax benefit ha been reported in the financial  statements because the Company believes that there is a 50% or greater chance the carry forwards are  offset by a valuation  allowance of the same amount.

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

NOTE 6 - COMMON STOCK TRANSACTIONS

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

International. The principal reason for delay in ordering from interested States appears to be the due process that needs be undertaken by each individual  State to allow the sale of EGC GameCards to the public. For instance the GameCard need be classified as not  offending  State laws or as being a slot machine,  and the price increase  envisaged  needs also be approved,  and can meet resistance from lobby  groups.  For  instance,  the  GameCard  may need to be approved  within a distinct classification of lottery product with the appropriate state authority.

Also,  the retail  price of the  GameCard  may be subject to  approval  by State

Lottery  Commissions or other similar State  regulators.  Thus, as we approach a

State as a potential  market,  we must both negotiate with that State, work with lobby groups who are interested in the matter, regardless of whether they oppose or support our business, and ensure


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


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

Securities Exchange Act of 1934) as of September 30, 2005, the end of the period covered by this report.  Based on that evaluation,  the Chief Executive  Officer

(or Acting  Chief  Executive  Officer,  as the case may be) and Chief  Financial

Officer concluded that our disclosure  controls and procedures were effective as of September 30, 2005.

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

