Form 10KSB/A
period 2004-12-31
ELECTRONIC GAME CARD INC
filed 2006-03-08
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 4)

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

Government Regulations

Both the Federal government and the State governments regulate the gaming industry. We do not intend to be engaged in the retail segment of the game card business. Rather, we will sell our products to States, State Agencies and other providers/retailers who are licensed by the State to provide or sell game cards. Since we will be a supplier of gaming devices instead of a retail provider, we do not believe we will be subject to as vigorous regulation and control as the end providers and retailers. If and when we negotiate with States or State Agencies to provide them with game cards, the regulations applicable to us will be limited to compliance with individual game standards and requirements, such as percentage of winners, etc., which could be demanding. However, such standards and requirements will not be as thorough or as stringent as those imposed on the retailer. We will not be handling any public funds, such as receipts from daily sales, and do not anticipate we will have any responsibilities beyond providing a technically compliant product. This would also be the case for other providers and retailers licensed by a State. In both instances, we would sell bulk supplies of our GameCard for distribution and sale to the public.

We are unable to predict any changes that may occur in Federal or State laws regulating gaming. Suffice it to say that it is a highly regulated industry. With the apparent growth of State Lotteries, multi-state lotteries, Indian Gaming and gaming in general, we expect that further more stringent regulations will be adopted by various governments. We cannot guarantee that we will be able to satisfactorily respond to each such change. In particular, should gaming be prohibited in any jurisdiction that would eliminate that particular market in its entirety.

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

The NIGC opinion letter refers to Version 1 of the electronic GameCard and then Version 2. The General Counsel then places these product versions in different gaming classifications of NIGC regulations, namely Class III and Class II respectively. The difference in the NIGC classifications is as follows:

         NIGC Class II gaming regulations refer to bingo, when played in the same location as bingo, pull tabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, and non-house banked card games authorized by or not explicitly prohibited by the state in which the tribal operation is located.

         NIGC Class III gaming regulations refer to, but are not limited to the following; baccarat, chemin de fer, blackjack, slot machines, and electronic or electromechanical facsimiles of any game.

The broad difference is that Class II classified products are physical played games like the checking of a bingo card or the pulling of the pull-tub. Whereas Class III products are electronic or electromechanical facsimiles of any game of chance.

Version 1 of the GameCard submitted to NIGC was purely an electronic GameCard that could only be played by activating the electronic circuit. Therefore, the Electronic GameCard was classified as a Class III gaming product.

EGC was advised that the application of a scratch panel to the electronic GameCard, which would allow the physical playing of the game card, could change the NIGC classification. The application of a scratch panel would then define the electronic display as an alternative means of play that is just a technologic aid.

A scratch panel was applied to the GameCard for Version 2 of the electronic GameCard that was then sent to the NIGC General Counsel. NIGC then classified the scratch panel electronic GameCard as an NIGC Class II gaming product. Class II is the appropriate classification because the electronic GameCard with a scratch panel is now physically played like a pull tab with no need to activate the electronic circuit or to play the electronic version of the game while being able to reach the end of the game and rewards payout, if any.

Throughout this classification discussion EGC worked closely with NIGC's General Counsel as it is required to review games for the NIGC and to issue advisory opinions to the game developer as to whether the game would be likely to be classified in Class II or Class III of the NIGC regulations.

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

Interactive was reinstated in the State of Utah on October 23, 1997. On October 24, 1997, the Board of Directors resolved to call for a special meeting of shareholders for November 7, 1997, at which meeting the company's shareholders would be asked to approve the following resolutions: (a) to amend the company's Articles of Incorporation to (i) change the corporate name to Quazon Corp., (ii) increase the authorized capital of the company from 50,000,000 shares of common stock to 100,000,000 shares of common stock, and (iii) decrease the par value of the company's common stock from $0.02 per share to $0.001 per share, with appropriate adjustments in the stated capital and additional paid in capital accounts of the company; (b) to effect a reverse of the company's outstanding common stock on a one (1) share for two hundred fifty (250) shares basis, with the provision that no shareholder's holdings be reduced below 100 shares as a result of such reverse split; and (c) to change the domicile of the company from the State of Utah to the State of Nevada. At the November 7, 1997 meeting, Interactive's shareholders ratified all of the above proposals. Shareholders also approved the issuance of 7,000,000 shares of the company's authorized, but previously unissued common stock, adjusted to reflect the 250 shares for one share reverse split, to the company's then President. The shares were in consideration for services rendered to the company in connection with bringing the company's status current with the State of Utah and for the payment to the company of $5,000.

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

Scientific Energy, Inc. entered into a Share Exchange dated November 19, 2003 with Electronic Game Card, Inc. ("EGC"), a Delaware Corporation having a principal place of business in New York City, New York. Scientific

Energy Inc. exchange closed on December 5, 2003. Under the terms of the agreement, Scientific Energy entered into a majority shareholder exchange agreement whereby it reverse split its existing and issued outstanding shares on a 100:1 basis. It then issued 12,696,595 new reverse split shares, constituting approximately 92% of the issued and outstanding shares of the company, to the shareholders of Electronic Game Card, Inc. and Electronic Game Card, Inc. became a wholly owned operating subsidiary. The acquisition of Electronic Game Card Inc. was considered to be a reverse merger and Electronic Game Card, Inc. became the accounting acquirer.

On December 5, 2003 the Scientific Energy, Inc. changed its name to Electronic Game Card, Inc. (the Company), with Electronic Game Card, Inc. Delaware changing its name to Electronic Game Card Marketing, Inc. a Delaware corporation.

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

We are filing amendments to our Form 10-KSB for fiscal year ended December 31, 2004 (this document) and Forms 10-QSB's for the following three (3) fiscal quarters. Upon the filing of all four (4) amendments, we will also file a Form 14C Information Statement to the Commission for review and comment. At such time as the Commission has no further comments regarding the Form 14C Information Statement, we will mail it to our shareholders. Within thirty (30) days of the mailing date, the Company will file a Certificate of Amendment to the Company's Articles of Incorporation with the Nevada Secretary of State. The amendment will not become effective until twenty (20) days after the Information Statement is mailed to the stockholders. Currently, it is impossible to indicate a date when the amendment will become effective. However, the amendment has not yet been filed and had not yet become effective.

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

On December 16, 2004 the Company issued 114,800 shares of restricted common stock as compensation for consulting services valued at $1.00 per share. The Company issued the stock in lieu of cash and received no proceeds. Costs of these services were charged to operations. This issuance was exempt under
Section 4(2) of the Securities Act of 1933.

On December 16, 2004 the Company issued 14,914 shares of restricted common stock as compensation for consulting services valued at $1.00 per share. Costs of these services were charged to operations. This issuance was exempt under
Section 4(2) of the Securities Act of 1933.

All of the shares listed above were issued in private placements and no brokers or underwriters were used or compensation. All shares listed above are shares of common stock of the Company and are subject to standard Section 4(2) resale restrictions. These shares were sold solely to investors who were able to and adequately demonstrated, by completing an Investor Questionnaire and Subscription Agreement. This class of persons (including entities) qualified as accredited investors. Additionally, each investor was provided with a package of information that adequately described the Company and disclosed all relevant information.

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

On October 4, 2002, the Company adopted and instituted a stock option plan for the Company's officers, key employees, consultants and advisors. This stock option plan is entitled The 2002 Equity Compensation Plan (the "2002 Plan"). A copy of the 2002 Plan is filed herewith as Exhibit 99.5. The 2002 Plan provides for options to be issued to the Company's officers, key employees, consultants and advisors. These options may equal that number of shares of stock equivalent to no more than 10% of the issued share capital of the Company at the time issued. The Board of Directors determines the individuals to whom options under the 2002 Plan may be issued and the amount issued to such individual. Currently, options representing 1,163,000 shares, out of a permissible total of 1,200,000 options/shares, have been issued. Of these, 315,250 options have been exercised, 137,514 options have been cancelled and 666,000 remain outstanding and capable of being exercised. No further stock option plans have been instituted. Below please find a list of the outstanding options under the 2002 Plan as of December 31, 2004.

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
                                                            -------
                                                            666,000

With regard to the 315,250 options exercised to date, the information regarding each optionee and his or her purchase is as follows:

                                Options Outstanding
                                 December 31, 2004

                                     Exercise                                                   Amount
                    Date of Grant     Price      Amount      Term       Exercised     Date        ($)      Cancelled   Outstanding
--------------    ----------------   --------  ---------    --------    ---------   -------    --------    ---------   -----------
Daniel Kane        October 4, 2002     0.50      123,000    10 years                                                     123,000
Woodwood           October 4, 2002     0.50      123,000    10 years     123,000    11/29/04     61,500
Howard             October 4, 2002     0.50      123,000    10 years      92,250    11/29/04     46,125       30,750
Matt Webb          January 2, 2003     0.50      107,164    10 years                                         107,164
Linden Boyne       October 4, 2002     0.50      300,000    10 years                                                     300,000
                                               ---------
                                                 776,164
Daniel Kane        January 6, 2004     0.50      123,000    10 years                                                     123,000
Daniel Kane        January 6, 2005     1.00      120,000    10 years     100,000    11/23/04     100000                   20,000
Shawn Moran           May 19, 2004     2.00       50,000    10 years                                                      50,000
Jeffery Goodman       May 19, 2004     2.00       50,000    10 years                                                      50,000
                                               ---------
                                               1,119,164                 315,250                207,625      137,914     666,000

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

The Company's cash position was $6,732 at December 31, 2003, compared with $13,909 at December 31, 2002.

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

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and the Cumulative Period August 8, 2002 (Inception) to December 31, 2004

Statement of Stockholders' Equity for the period from August 8, 2002 (Inception) to December 31, 2004

Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 and the Cumulative Period August 8, 2002 (Inception) to December 31, 2004

Notes to Financial Statements

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

LEE COLE, DIRECTOR

Lee Cole has extensive experience in technology growth companies and the venture capital markets. Lee has been a principal of Tech Capital Group, a technology consulting and investment firm with stakes in private and public information and healthcare technology companies since 1998. Mr. Cole has been employed by Sterling FCS Ltd, a company which provides financial and corporate consulting services, since January 2003. Lee Cole is also a Director of Enhance Biotech, Inc., since June, 2004, Advance Nanotech, Inc., since October 4, 2004, NeuroBioscience, Inc., since November 14, 2002, and Bioaccelerate Holdings, Inc., since September 23, 2004.

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

AUDIT COMMITTEE

The Board of Directors has not established an Audit Committee. Instead, the full Board of Directors serves as the Audit Committee. Linden Boyne is a member of the Board of Directors and is a financial expert.

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

John Bentley serves as the Company's Chief Executive Officer (1). Mr. Bentley is employed by the Company pursuant to a written Employment Agreement dated May 28, 2004. That Employment Agreement provides a base salary to Mr. Bentley of $50,000, subject to annual increase at the discretion of the Board of Directors, for the Company to purchase life insurance on Mr. Bentley's (maximum benefit of $300,000 US) with the beneficiary of that policy being Mr. Bentley's spouse, reimbursement of reasonable, ordinary and necessary business related expenses. The commencement date of the Employment Agreement was June 1, 2003 with an initial term of 3 years, subject to annual renewals. The Employment agreement also contains non-compete and confidential information clauses.

The Company and Llama Consultants are parties to agreement dated May 28, 2004, pursuant to which Llama Consultants ("Llama") agreed to provide financial consulting services to the Company, primarily through Mr. Bentley's service ("Llama Consulting Agreement"). The Llama Consulting Agreement is renewable annually on June 1. As provided in the Llama Consulting Agreement, the annual consulting fee paid by the Company to Llama is $150,000.00. Other terms of the Llama Consulting Agreement state that the relationship between the Company and Llama is that of independent contractor, that Mr. Bentley not compete with the Company, for the reimbursement of certain expenses incurred by Mr. Bentley and that Mr. Bentley provide at least 30 hours a week to the Company.

Mr. Bentley is the owner of One Hundred percent (100%) of Llama and is the sole person to be provided to the Company as a consultant under the Llama Consulting Agreement.. Further, Mr. Bentley is a party to an agreement with the Company's subsidiary in the UK, Electronic Game Card Limited ("EGC Ltd."). Mr. Bentley serves as the Chief Executive Officer of EGC Ltd. and is paid an annual salary of $50,000.00. This contract was initially for three years, with a termination date of May 31, 2006. However, it is renewable annually thereafter.

Mr. Boyne is employed by Sterling FCS Ltd. ("SFCS") who is contracted to supply financial and corporate services to the Company pursuant to annually renewable Consulting Agreement. The Consulting Agreement dated September 1, 2004, between the Company and SFCS (the "SFCS Consulting Agreement") (a copy of which is filed as Exhibit 99.2) requires SFCS to provide an "account services supervisor" at agreed rates. The schedule to that Consulting Agreement is entitled "The Personal & General Limited Consulting Agreement" and it is dated September 1, 2004, as well. The schedule to the Consulting Agreement calls for SFCS to provide the Company with a Chief Financial Officer ("CFO") and Secretary who has expertise and experience in public finance. Mr. Boyne is the individual employed by SFCS and provided to the Company as the CFO and Secretary. Mr. Boyne is the only financial or account personnel provided to the Company by SFCS.

There is no affiliation between SFCS and the Company. Neither Mr. Boyne nor any of the Company's other officers and directors own any interest in SFCS. Mr. Boyne does receive one hundred percent of his cash compensation from SFCS through the SFCS Consulting Agreement.

(1) As of January 1, 2006, Mr. Bentley's relationship with the Company ended. This event is reported on a Form 8-K filed with the Commission on February 3, 2006. Effective February 1, 2006, Mr. Bentley resigned as an officer and director of the Company and Mr. Bentley's Employment Agreement with the Company and the Company's Consulting Agreement with Llama have been terminated. A copy of the Llama Consulting Agreement is filed herewith as Exhibit 99.3.

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

During the years ended December 31, 2004 and 2003, the Company had certain related party receivables due on demand and which are non-interest bearing. We are owed $61,560 from Bioaccelerate, Inc., which is a refundable security deposit on the office space in London, England.

During the year ended December 31, 2004 the Company terminated an employee and as part of the termination agreement paid $125,000 for 215,250 common stock options. The $125,000 has been recorded in the accompanying statement of operations as salaries and wages.

The company rents office space in London and New York from Bioaccelerate, Inc., a related party, for an aggregate monthly rent of $13,500. Bioaccelerate, Inc., is a shareholder of the Company and Linden, the Company's Secretary, Chief Financial Officer (Principal Accounting Officer) and a Director is also an Officer and Director of Bioaccelerate, Inc. Mr. Bentley, the Company's President and Chief Executive Officer and a Director, is also a Director of Bioaccelerate, Inc. No other relationship between the two companies exists.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(3) Articles of Incorporation and Bylaws (incorporated by reference, except where noted to the contrary)

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

         3.6 Form of Amendment to the Articles of Incorporation which are to be filed with the Nevada Secretary of State as soon as the Amendment is approved by the Company's Shareholders, filed herewith;

         3.7 Preliminary Form 14C Proxy Statement, which was filed with the Commission on May 27, 2005 regarding the Company's desire to amend its Articles of Incorporation. Annex A to the Preliminary Form 14C is the proposed "Form of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Electronic Game Card, Inc." and Annex B is a copy of the proposed "Certificate of Amendment to Articles of Incorporation of Electronic Game Card, Inc."

(4)      Instruments   Defining  the  Rights  of  Security  Holders,   Including
         Indentures

         4.1 Form of Certificate of Common Stock, filed as exhibit to Form SB-2 Registration Statement filed on May 13, 2004;

(10)     Material Contracts

         10.1 Manufacturing Agreement, dated September 16 2003, between the Company and Tak Shun Macao Offshore Ltd.

         10.5 Form of Securities Purchase Agreement by and among Electronic Game Card, Inc. and certain investors, dated as of March 15, 2005, which was filed with the Commission on March 31, 2005 as
                  Exhibit 10.5 to Form 8-K;

         10.6 Form of Registration Rights Agreement by and among Electronic Game Card, Inc. and certain investors, dated as of March 15, 2005, which was filed with the Commission on March 31, 2005 as
                  Exhibit 10.6 to Form 8-K;

         10.7 Form of Investor Note by and among Electronic Game Card, Inc. and certain investors, dated as of March 15, 2005, which was filed with the Commission on March 31, 2005 as Exhibit 10.7 to Form 8-K;

         10.8 Form of Investor Warrant by and among Electronic Game Card, Inc. and certain investors, dated as of March 15, 2005, which was filed with the Commission on March 31, 2005 as Exhibit
                  10.8 to Form 8-K;

         10.9 Form of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Shares by and among Electronic Game Card, Inc. and certain investors, dated as of March 15, 2005, which was filed with the Commission on March 31, 2005 as
                  Exhibit 10.9 to Form 8-K

(14) Code of Ethics filed as Exhibit 14.1 to Form 10-KSB/A for the fiscal year ended December 31, 2004, as amended by Form 10-KSB/A filed with the Commission on November 22, 2005

(21)     Subsidiaries of the Registrant

         NONE

(31)     Certifications  Pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
         2002

         31.1 Written Statement of Chief Executive Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Written Statement of Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

(32)     Certifications  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
         2002

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

(99)     Additional Exhibits

         99.1 June 24, 2005 "classification opinion" from the National Indian Gaming Commission.

         99.2 September 1, 2004, "Consulting Agreement" between the Company and Sterling FCS Ltd., regarding the engagement of an "Account Services Supervisor" and the schedule thereto entitled "Profession & General Limited Consulting Agreement" dated, September 1, 2004.

         99.3 May 28, 2004 Consulting Agreement between the Company and Llama Consultants (filed herewith).

         99.4 Copy of January 1, 2005 lease with Bioaccelerate Limited for space as 712 Fifth Avenue 19th Floor New York NY 10019 (filed herewith)

         99.5 Copy of September 1, 2005 lease with Bioaccelerate Limited for space at Savannah House 5th Floor 11 Charles II Street London SW1Y 4QU (filed herewith).

         99.6 Copy of 2002 Equity Compensation Plan, with exhibits (filed herewith)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March 2006.

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



                                    CONTENTS


                                                                            PAGE

Independent Auditor's Report.................................................F-1

Consolidated Balance Sheet
  December 31, 2004 and 2003.................................................F-2

Consolidated Statements of Operations for the
  Years Ended December 31, 2004 and 2003
  and the Cumulative Period August 8, 2002 (Inception)
  to December 31, 2004.......................................................F-4

Statement of Stockholders' Equity for the
  Period From August 8, 2002 (Inception) to December 31, 2004................F-5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2004 and 2003
  and the Cumulative Period August 8, 2002 (Inception)
  to December 31, 2004.......................................................F-7

Notes to Consolidated Financial Statements...................................F-9

                          INDEPENDENT AUDITOR'S REPORT



Electronic Game Card, Inc.
(A Development Stage Company)


         We have audited the accompanying consolidated balance sheets of Electronic Game Card, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations and cash flows for the years ended December 31, 2004 and 2003 and the cumulative period April 6, 2000 (inception) to December 31, 2004, and the statement of stockholders' equity for the period August 8, 2002 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Game Card, Inc. (Formerly Scientific Energy, Inc.) (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the cumulative period August 8, 2002 (Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                           ELECTRONIC GAME CARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                    Cumulative
                                                                                      Since
                                                        For the Year Ended        August 8, 2002
                                                            December 31,           Inception of
                                                   ----------------------------     Development
                                                       2004            2003           Stage
                                                   ------------    ------------    ------------
Revenue: .......................................   $     80,250    $      8,317    $     88,567
Cost of Good Sold ..............................         53,703          13,452          67,155
                                                   ------------    ------------    ------------
Gross Income (Loss) ............................         26,547          (5,135)         21,412
                                                   ------------    ------------    ------------

Expenses:
Selling and Marketing Expense ..................      1,049,691          30,514       1,124,044
General & Administrative .......................        959,566         178,612       1,235,369
Consulting Expenses ............................      1,565,641         178,456       1,960,969
Salaries and Wages .............................        978,295         145,451       1,156,328
Compensation from issuance of Options/Warrants .      4,099,852            --         4,099,852
                                                                   ------------    ------------
     Total Operating Expenses ..................      8,653,045         533,033       9,576,562

     Loss from Operations ......................     (8,626,498)       (538,168)     (9,555,150)
                                                   ------------    ------------    ------------

Other Income (Expense)
Interest, Net ..................................         10,853          (2,167)          7,767
Settlement of Litigation .......................         42,154            --            42,154
                                                   ------------    ------------    ------------

     Net Loss from Operations before Taxes .....     (8,573,491)       (540,335)     (9,505,229)

Income Taxes ...................................           --              (455)           (455)
                                                   ------------    ------------    ------------

     Net Loss from Operations ..................     (8,573,491)       (540,790)     (9,505,684)

Discontinued Operations:
     Net Loss from discontinued operations
        net of tax effects of $0 ...............         (6,928)         (1,210)         (8,138)
     Loss on disposal of discontinued operations
        net of tax effects of $0 ...............        (36,327)           --           (36,327)
                                                   ------------    ------------    ------------

     Total Loss from Discontinued Operations ...        (43,255)         (1,210)        (44,465)

     Net Loss ..................................   $ (8,616,746)   $   (542,000)   $ (9,550,149)
                                                   ============    ============    ============

Basic & Diluted Loss Per Share:
     Continuing Operations .....................   $      (0.38)   $      (0.04)
     Discontinued Operations ...................           --              --
                                                   ------------    ------------
                                                   $      (0.38)   $      (0.04)
                                                   ============    ============

Weighted Average Shares ........................     22,971,539      12,777,700
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2004


                                                                                           Share
                                                  Common Stock             Paid-In      Subscription    Currency
                                              Shares       Par Value       Capital       Receivable    Translation
                                           ------------   ------------   ------------   ------------   ------------
August 8, 2002, Shares Issued for
 Services                                    12,696,595   $     12,697   $         --   $         --   $         --

Currency Translation                                 --             --             --             --        (25,927)
Net Loss                                             --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------
Total Comprehensive Income                           --             --             --             --        (25,927)
                                           ------------   ------------   ------------   ------------   ------------

Balance December 31, 2002                    12,696,595         12,697             --             --        (25,927)

December 5, 2003, Shares Issued in
  connection with Reverse Acquisition of
  Scientific Energy, Inc.                     1,126,467          1,126             --             --             --

Currency Translation                                 --             --             --             --        (92,514)
Net Loss                                             --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------
Total Comprehensive Income                           --             --             --             --        (92,514)
                                           ------------   ------------   ------------   ------------   ------------

Balance December 31, 2003                    13,823,062         13,823             --             --       (118,441)



                                                              Deficit
                                                            Accumulated
                                                               Since
                                                          August 8, 2002       Total
                                                            Inception of   Stockholders'
                                             Retained       Development       Equity
                                              Deficit          Stage        (Deficit)
                                           ------------    ------------    ------------
August 8, 2002, Shares Issued for
 Services                                  $    (12,539)   $         --    $        158

Currency Translation                                 --              --         (25,927)
Net Loss                                             --        (391,403)       (391,403)
                                           ------------    ------------    ------------
Total Comprehensive Income (loss)                    --        (391,403)       (417,330)
                                           ------------    ------------    ------------

Balance December 31, 2002                       (12,539)       (391,403)       (417,172)

December 5, 2003, Shares Issued in
  connection with Reverse Acquisition of
  Scientific Energy, Inc.                      (144,956)             --        (143,830)

Currency Translation                                 --              --         (92,514)
Net Loss                                             --        (542,000)       (542,000)
                                           ------------    ------------    ------------
Total Comprehensive Income (loss)                    --        (542,000)       (634,514)
                                           ------------    ------------    ------------

Balance December 31, 2003                      (157,495)       (933,403)     (1,195,516)

                           ELECTRONIC GAME CARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2004
                                   (CONTINUED)

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
                                    ============   ============    ============    ============    ============


                                                      Deficit
                                                    Accumulated
                                                       Since
                                                   August 8, 2002      Total
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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Cumulative
                                                                                      Since
                                                        For the Year Ended        August 8, 2002
                                                            December 31,           Inception of
                                                     --------------------------     Development
                                                       2004            2003           Stage
                                                     -----------    -----------    -----------
                                                     (Restated)     (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .........................................   $(8,616,746)   $  (542,000)   $(9,550,149)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation .....................................        19,642          4,831         25,818
Stock Issued for Expenses ........................       114,856           --          114,856
Compensation for Options/Warrants ................     3,953,778           --        3,953,778
Cashless exercise of Warrants ....................       148,060           --          148,060
Net Loss from Discontinued Operations ............          --            1,108          8,036
Loss on Disposal of Operations ...................        36,345           --           36,345
Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable .......       (76,910)          --          (76,910)
(Increase) Decrease in Deposit on Inventory ......      (135,631)          --         (135,631)
(Increase) Decrease in Prepaid Expenses ..........         7,085         (6,320)           765
(Increase) Decrease in Value Added Tax Receivable        (36,114)         4,483        (43,128)
Increase (Decrease) in Accounts Payable ..........       279,445         55,936        494,850
Increase (Decrease) in Accrued Payroll Liabilities       (63,011)        75,568         27,957
Increase (Decrease) in Unearned Revenue ..........        59,657           --           59,657
                                                     -----------    -----------    -----------
  Net Cash Used in continuing activities .........    (4,309,544)      (406,394)    (4,935,696)
  Net Cash Used in discontinued activities .......         6,678         (1,108)         7,124
                                                     -----------    -----------    -----------
  Net Cash Used in operating activities ..........    (4,302,866)      (407,502)    (4,928,572)
                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger ..........................          --            3,512          3,512
Purchase of Plant and Machinery Equipment ........          --             --           (6,015)
Purchase of Office Equipment .....................       (46,775)        (1,460)       (55,244)
Purchase of Furniture & Fixture ..................          (350)          --             (350)
Investment in Joint Venture ......................      (956,499)          --         (956,499)
                                                     -----------    -----------    -----------
Net cash provided by investing activities ........    (1,003,624)         2,052     (1,014,596)
                                                     -----------    -----------    -----------

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continues)
                                                                                   Cumulative
                                                                                     Since
                                                       For the Year Ended        August 8, 2002
                                                           December 31,           Inception of
                                                    --------------------------     Development
                                                      2004            2003           Stage
                                                    -----------    -----------    -----------
                                                     (Restated)     (Restated)     (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock ......................     7,389,489           --        7,389,489
Amount Loaned on Related Party Receivable .......       (58,882)          --          (58,882)
Amount Loaned on Note Receivable ................       (93,654)       (38,868)      (132,522)
Payment on Long-Term Note Payable ...............      (940,930)       (32,138)      (973,068)
Proceeds from Long-Term Note Payable ............        43,263        467,733        756,134
                                                    -----------    -----------    -----------
  Net Cash Provided by Financing Activities .....     6,339,286        396,727      6,981,151
                                                    -----------    -----------    -----------

Net (Decrease) Increase in Cash .................     1,032,796         (8,723)     1,037,983
Foreign Exchange Effect on Cash .................        43,030          1,546         44,576
Cash at Beginning of Period .....................         6,732         13,909           --
                                                    -----------    -----------    -----------
Cash at End of Period ...........................   $ 1,082,558    $     6,732    $ 1,082,558
                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................   $     2,948    $     1,453    $     1,470
  Income taxes ..................................   $      --      $       455    $       455

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $9,550,149 for the period from August 8, 2002 (inception) to December 31, 2004.

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

                                                                Weighted
                                                     Option /    Average      Weighted
                                                     Warrants   Exercise      Average
                                                     Shares      Price       Fair Value
                                                  ----------   ----------    ----------
Options outstanding, December 31, 2003               776,164   $     0.50

Granted, Exercise price more than fair value         248,000         1.50    $    1.40
Granted, Exercise price less than fair value         123,000         1.00    $    1.90
Expired                                                   --           --
Exercised                                            380,164         1.01
                                                  ----------   ----------

Options outstanding, December 31, 2004               767,000   $     1.00
                                                  ==========   ==========

         The following table sets forth the options outstanding as of December 31, 2003.

                                                               Weighted
                                                   Option /     Average       Weighted
                                                   Warrants     Exercise      Average
                                                    Shares       Price       Fair Value
                                                  ----------   ----------    ----------
Options outstanding, December 31, 2002               669,000   $     0.50

Granted, Exercise price more than fair value         107,164   $     0.50    $    0.50
Granted, Exercise price less than fair value              --           --
Expired                                                   --           --
Exercised                                                 --           --
                                                  ----------   ----------

Warrants outstanding, December 31, 2003              776,164   $     0.50
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

                                                               Weighted
                                                   Option /     Average       Weighted
                                                   Warrants     Exercise      Average
                                                    Shares       Price       Fair Value
                                                  ----------   ----------    ----------
Warrants outstanding, December 31, 2003                    0   $     0.00

Granted, Exercise price more than fair value              --           --    $      --
Granted, Exercise price less than fair value       4,024,358         0.15    $    1.93
Expired                                                   --           --
Exercised                                            419,558         1.03
                                                  ----------   ----------

Options/Warrants outstanding, December 31, 2004    3,604,800   $     1.00
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