Form 10QSB/A
period 2005-03-31
ELECTRONIC GAME CARD INC
filed 2006-03-08
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 4 TO
                                  FORM 10-QSB/A

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
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                         Identification Number)

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                   March 31,        December 31,
                                                     2005              2004
                                                  -----------       -----------
                                                  (Unaudited)
ASSETS:

CURRENT ASSETS:


     Cash & Cash Equivalents ...............      $ 7,934,102       $ 1,082,558
     Accounts Receivable ...................          154,500            80,250
     Deposit on Inventory ..................           72,852           141,800
     Prepaid Expenses ......................          294,160              --
     Value Added Tax Receivable ............           33,373            46,235
     Related Party Receivable ..............          117,702            61,560
     Note Receivable .......................            1,352           143,468
                                                  -----------       -----------
          Total Current Assets .............        8,608,041         1,555,871

PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment .........            6,723             7,185
     Office Equipment ......................           61,374            58,987
     Furniture & Fixtures ..................              343               366
     Less: Accumulated Depreciation ........          (30,197)          (25,819)
                                                  -----------       -----------
          Net Fixed Assets .................           38,243            40,719

OTHER ASSETS
     Investment in Joint Venture ...........          994,060         1,000,000
                                                  -----------       -----------

TOTAL ASSETS ...............................      $ 9,640,344       $ 2,596,590
                                                  ===========       ===========

                            ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                     March 31,     December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable ..........................   $    394,899    $    620,736
     Related Party Payable .....................         97,500            --
     Accrued Payroll Liabilities ...............           --            41,087
     Unearned Revenue ..........................           --            62,370
                                                   ------------    ------------
          Total Current Liabilities ............        492,399         724,193

NON-CURRENT LIABILITIES:
     Convertible Note Payable, net .............      7,774,075            --
     Interest Payable ..........................          9,686            --
                                                   ------------    ------------
          Total Non-Current Liabilities ........      7,783,761            --
                                                   ------------    ------------

     TOTAL LIABILITIES .........................      8,276,160         724,193
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001,
     Authorized 100,000,000 shares
     Issued 25,071,862 and 24,936,928 shares at
     March 31, 2005 and December 31, 2004 ......         25,072          24,937
Paid-In Capital ................................     12,323,304      12,207,471
Stock Subscription Receivable ..................           --          (139,189)
Currency Translation Adjustment ................       (513,178)       (513,178)
Retained Deficit ...............................       (157,495)       (157,495)
Deficit Accumulated During the
     Development Stage .........................    (10,313,519)     (9,550,149)
                                                   ------------    ------------

     TOTAL STOCKHOLDERS'S EQUITY ...............      1,364,184       1,872,397
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY ....   $  9,640,344    $  2,596,590
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                  Cumulative
                                                                                    Since
                                                                                August 8, 2002
                                                  For the Three Months Ended     Inception of
                                                          March 31,              Development
                                                     2005            2004           Stage
                                                 ------------    ------------    ------------
Revenue: .....................................   $    136,620    $     80,250    $    225,187
Cost of Good Sold ............................        114,048            --           181,203
                                                 ------------    ------------    ------------
Gross Profit (Loss) ..........................         22,572            --            43,984
                                                 ------------    ------------    ------------
Expenses:
Selling and Marketing Expense ................         53,072         180,361       1,177,116
General & Administrative .....................        324,370          80,805       1,559,739
Consulting Expenses ..........................         92,682         349,780       2,053,651
Salaries and Wages ...........................        214,142         166,722       1,370,470
Compensation from issuance of
   Options/Warrants ..........................           --              --         4,099,852
                                                 ------------    ------------    ------------
     Total Operating Expenses ................        684,266         777,668      10,260,828
                                                 ------------    ------------    ------------

     Loss from Operations ....................       (661,694)       (697,418)    (10,216,844)
                                                 ------------    ------------    ------------

Other Income (Expense)
Currency Translation .........................        (17,376)           --           (17,376)
Interest, Net ................................        (84,300)            479         (76,533)
Settlement of Litigation .....................           --              --            42,154
                                                 ------------    ------------    ------------
Net Loss from Continuing Operations
   before Taxes ..............................       (763,370)       (696,939)    (10,268,599)

Income Taxes .................................           --              --              (455)

     Net Loss from Continuing Operations .....       (763,370)       (696,939)    (10,269,054)
                                                 ------------    ------------    ------------

Discontinued Operations:
     Net Loss from discontinued operations
        net of tax effects of $0 .............           --            (4,309)         (8,138)
     Loss on disposal of discontinued
        operations net of tax effects of $0 ..           --              --           (36,327)

     Total Loss from Discontinued
        Operations ...........................           --            (4,309)        (44,465)
                                                 ------------    ------------    ------------

     Net Loss ................................   $   (763,370)   $   (701,248)   $(10,313,519)
                                                 ============    ============    ============

Basic & Diluted Loss Per Share:
     Continuing Operations ...................   $      (0.03)   $      (0.04)
     Discontinued Operations .................           --              --
                                                 ------------    ------------
                                                 $      (0.03)   $      (0.04)
                                                 ============    ============

Weighted Average Shares ......................     24,955,613      16,838,712
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

                           ELECTRONIC GAME CARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                       Cumulative
                                                                                         Since
                                                                                     August 8, 2002
                                                      For the Three Months Ended      Inception of
                                                               March 31,              Development
                                                         2005            2004            Stage
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .........................................   $   (763,370)   $   (701,248)   $(10,313,519)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation .....................................          4,378          12,192          30,196
Stock Issued for Expenses ........................           --              --           114,959
Compensation for Options/Warrants ................           --              --         3,953,778
Cashless exercise of Warrants ....................           --              --           148,060
Net Loss from Discontinues Operations ............           --             4,310           8,036
Loss on Disposal of Operations ...................           --              --            36,345
Amortization of Interest Expense .................         74,875            --            74,875
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable .......        (74,250)        (80,217)       (151,160)
(Increase) Decrease in Deposit on Inventory ......         68,948            --           (66,683)
(Increase) Decrease in Prepaid Expenses ..........       (294,160)           --          (293,395)
(Increase) Decrease in Value Added Tax Receivable          12,862         (12,148)        (30,266)
Increase (Decrease) in Accounts Payable ..........       (225,837)       (134,110)        269,013
Increase (Decrease) in Accrued Payroll Liabilities        (41,087)         42,122         (13,130)
Increase (Decrease) in Unearned Revenue ..........        (62,370)           --            (2,713)
Increase (Decrease) in Interest Payable ..........          9,686            --             9,686
                                                     ------------    ------------    ------------
  Net Cash Used in continuing activities .........     (1,290,325)       (869,099)     (6,225,918)
  Net Cash Used in discontinued activities .......           --              --             7,124
                                                     ------------    ------------    ------------
  Net Cash Used in operating activities ..........     (1,290,325)       (869,099)     (6,218,794)
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger ..........................           --              --             3,512
Purchase of Plant and Machinery Equipment ........           --              --            (6,015)
Purchase of Office Equipment .....................         (1,902)        (35,973)        (57,146)
Purchase of Furniture & Fixture ..................           --              --              (350)
Investment in Joint Venture ......................          5,940            --          (950,559)
                                                     ------------    ------------    ------------
  Net cash provided by investing activities ......          4,038         (35,973)     (1,010,558)
                                                     ------------    ------------    ------------

                           ELECTRONIC GAME CARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                      Cumulative
                                                                                        since
                                                                                      August 8,
                                                                                        2002
                                                     For the Three Months Ended      Inception of
                                                              March 31,              Development
                                                        2005            2004            Stage
                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock ..............   $    254,960    $  6,056,113    $  7,644,449
Amount Loaned on Related Party Receivable .......        (56,142)           --          (114,944)
Amount Loaned on Note Receivable ................           --          (152,685)       (132,522)
Payment on Notes Receivables ....................        142,116            --           142,116
Proceeds from Related Party Payable .............         97,500            --            97,500
Payment on Long-Term Note Payable ...............           --          (922,967)       (973,068)
Proceeds from Long-Term Note Payable ............           --            12,482         756,134
Proceeds from Convertible Note Payable ..........      7,699,200            --         7,699,200
                                                    ------------    ------------    ------------
  Net Cash Provided by Financing Activities .....      8,137,634       4,992,943      15,118,865
                                                    ------------    ------------    ------------

Net (Decrease) Increase in Cash .................   $  6,851,347    $  4,087,871    $  7,889,513
Foreign Exchange Effect on Cash .................            197         (24,478)         44,589
Cash at Beginning of Period .....................      1,082,558           6,732            --
                                                    ------------    ------------    ------------
Cash at End of Period ...........................   $  7,934,102    $  4,070,125    $  7,934,102
                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................   $       --      $       --      $      1,470
  Income taxes ..................................   $       --      $       --      $        455

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

INTERIM REPORTING

         The unaudited financial statements as of March 31, 2005 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $10,313,519 for the period from August 8, 2002 (inception) to March 31, 2005.

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

DEPRECIATION

         Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                     Asset                           Rate
         -----------------------------             --------

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

                           ELECTRONIC GAME CARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 4 - NOTES RECEIVABLE

         As of March 31, 2005 and December 31, 2004, the following amounts were owed to the Company:

                                                          March 31, December 31,
                                                            2005         2004
                                                         ----------   ----------

Note Receivable, no interest, due upon demand
   Interest imputed using the 12 month average
   of 1 month libor rate of 1.544 ..................     $    1,425   $  143,468
                                                         ----------   ----------

Total Note Receivable ..............................     $    1,425   $  143,468
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

         The assets and liabilities of Scientific Energy, Inc. (Utah) to be disposed of consisted of the following:

                                                                November 30,
                                                                   2004
                                                                ----------

         Cash .........................................         $       40
         Intangibles ..................................             50,000
                                                                ----------
         Total Assets .................................             50,040
                                                                ----------

         Accounts Payable .............................             11,978
         Income Tax Payable ...........................                100
         Shareholder Loan .............................              1,635
                                                                ----------
         Total Liabilities ............................             13,713
                                                                ----------

         Net Assets to be Disposed of .................         $   36,327
                                                                ==========

         Operating results of this discontinued operation for the three months ended March 31, 2004 are shown separately in the accompanying consolidated statement of operations. The operating results of the discontinued operations for the three six months ended March 31, 2004 consist of:


         General and Administrative Expenses ...........       $    4,298
         Interest Expense ..............................               11
                                                               ----------

         Net Loss ......................................       $   (4,309)
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

To access the lottery market in the most expeditious manner, we originally signed an exclusive distributorship agreement with Scientific Games International, Inc. (NASDAQ:SGMS) in May 2003 who have long term relationships with the majority of national and state lotteries on a worldwide basis. See above in Sales and Marketing.

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

The Company has received a legal opinion from the National Indian Gaming Commission ("NIGC") that the EGC GameCard is a Class II devise under IGRA (Indian Gaming R Regulatory Act). The Class II designation is significant because it exempts the Company from becoming subject to the state license procedures and requirements. A copy of that June 24, 2005 opinion letter from the NIGC was filed as Exhibit 99.1 to the Company's Form 10-KSB/A for the fiscal year ended December 31, 2004, as amended on January 31, 2006.

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)


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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have restated our accounts, specifically the Cash Flow Statements to take account of amendments to the Form 10-KSB/A for December 31, 2004, which effected the opening balances. The foreign currence translation adjustment of (pound)394,737 was mistakenly included in the net cash used in operations. After discussion with our independent accountants we have restated our Cash Flow statements. This restatement has caused us to review our disclosure control and procedures that are designed to snsure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Commision's rules and foroms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (or Acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participate of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controal sand procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2005, the end of the period. Followint the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer believe that our controls and procedures are effective but that some retraining of our accounting staff is required. As of the date of this amendment, that retraining has been completed.


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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report for the quarter ended March 31, 2005 to be signed on its behalf by the undersigned, thereto duly authorized.

                              ELECTRONIC GAME CARD





DATE: March 7, 2006             BY: /S/ LEE COLE
                                   --------------------------------
                                   LEE COLE
                                   ACTING PRESIDENT AND ACTING CHIEF
                                   EXECUTIVE OFFICER


DATE: March 7, 2006             BY: /S/ LINDEN BOYNE
                                   --------------------------------
                                   LINDEN BOYNE
                                   SECRETARY / TREASURER
                                   (PRINCIPAL FINANCIAL OFFICER)