Form 10QSB/A
period 2005-06-30
ELECTRONIC GAME CARD INC
filed 2006-03-08
CIK 1083036

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                  Cumulative
                                                                                                     Since
                               For the Three Months Ended         For the Six Months Ended      August 8, 2002
                                       June 30,                            June 30,              Inception of
                             -----------------------------     -----------------------------      Development
                                 2005             2004             2005             2004             Stage
                             ------------     ------------     ------------     ------------     ------------
                Revenue:     $         --     $         --     $    136,620     $     80,250     $    225,187
                             ------------     ------------     ------------     ------------     ------------
       Cost of Good Sold               --               --          114,048               --          181,203
                             ------------     ------------     ------------     ------------     ------------
     Gross Profit (Loss)               --               --           22,572           80,250           43,984
                             ------------     ------------     ------------     ------------     ------------

               Expenses:
   Selling and Marketing
                 Expense           96,609          171,373          150,045          351,734        1,274,089
General & Administrative          258,578          160,310          646,782          241,115        1,882,151
     Consulting Expenses          208,000          571,012          300,682          920,792        2,261,651
      Salaries and Wages          155,264          193,542          369,406          360,264        1,525,734
       Compensation from
             issuance of
        Options/Warrants             --                 --               --               --        4,099,852
                             ------------     ------------     ------------     ------------     ------------
Total Operating Expenses          718,451        1,096,237        1,466,915        1,873,905       11,043,477
                             ------------     ------------     ------------     ------------     ------------

    Loss from Operations         (718,451)      (1,096,237)      (1,444,343)      (1,793,655)     (10,999,493)

  Other Income (Expense)
    Currency Translation            7,192               --           (2,596)              --           (2,596)
           Interest, Net         (112,799)           8,342         (197,160)           8,821         (189,393)
Settlement of Litigation               --               --               --               --           42,154
                             ------------     ------------     ------------     ------------     ------------

Net Loss from Continuing
 Operations before Taxes         (824,058)      (1,087,895)      (1,644,099)      (1,784,834)     (11,149,328)

            Income Taxes               --               --               --               --             (455)
                             ------------     ------------     ------------     ------------     ------------

Net Loss from Continuing
              Operations         (824,058)      (1,087,895)      (1,644,099)      (1,784,834)     (11,149,783)
                             ------------     ------------     ------------     ------------     ------------

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                        Since
                                      For the Three Months Ended      For the Six Months Ended      August 8, 2002
                                              June 30,                         June 30,              Inception of
                                     ---------------------------     ---------------------------     Development
                                         2005            2004            2005           2004            Stage
                                     -----------     -----------     -----------     -----------     ------------
Discontinued Operations:
     Net Loss from discontinued
        operations net of tax
        effects of $0                $        --     $      (748)    $        --     $    (5,057)    $     (8,138)
     Loss on disposal of
        discontinued operations
        net of tax effects of $0              --              --              --              --          (36,327)
                                     -----------     -----------     -----------     -----------     ------------
     Total Loss from Discontinued
        Operations                            --            (748)             --          (5,057)         (44,465)

     Net Loss                        $  (824,058)    $(1,088,643)    $(1,644,099)    $(1,789,891)    $(11,194,248)
                                     ===========     ===========     ===========     ===========     ============

Basic & Diluted Loss Per Share:
     Continuing Operations           $     (0.03)    $     (0.05)    $     (0.07)    $     (0.10)
     Discontinued Operations                  --              --              --             --
                                     -----------     -----------     -----------     -----------
                                     $     (0.03)    $     (0.05)    $     (0.07)    $     (0.10)
                                     ===========     ===========     ===========     ===========

Weighted Average Shares               25,007,781      20,676,812      25,007,781      18,746,111
                                     ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                           ELECTRONIC GAME CARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                      Cumulative
                                                                                         Since
                                                                                    August 8, 2002
                                                       For the Six Months Ended      Inception of
                                                               June 30,               Development
                                                         2005            2004            Stage
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .........................................   $ (1,644,099)   $ (1,789,891)   $(11,194,248)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation .....................................          9,930          12,192          35,748
Stock Issued for Expenses ........................           --              --           114,856
Compensation for Options/Warrants ................           --              --         3,953,778
Cashless exercise of Warrants ....................           --              --           148,060
Net Loss from Discontinues Operations ............           --             5,057           8,036
Loss on Disposal of Operations ...................           --              --            36,345
Amortization of Interest Expense .................        154,225            --           154,225
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable .......        (74,250)        (80,698)       (151,160)
(Increase) Decrease in Deposit on Inventory ......       (260,553)        (12,759)       (396,184)
(Increase) Decrease in Prepaid Expenses ..........           --              --               765
(Increase) Decrease in Value Added Tax Receivable          18,794         (14,916)        (24,334)
Increase (Decrease) in Accounts Payable ..........       (197,484)       (162,794)        297,366
Increase (Decrease) in Accrued Payroll Liabilities        (41,087)        (14,090)        (13,130)
Increase (Decrease) in Unearned Revenue ..........        193,275            --           252,932
Increase (Decrease) in Interest Payable ..........        139,220            --           139,220
                                                     ------------    ------------    ------------
  Net Cash Used in continuing activities .........     (1,705,029)     (2,057,899)     (6,637,725)
  Net Cash Used in discontinued activities .......           --              --             7,124
                                                     ------------    ------------    ------------
  Net Cash Used in operating activities ..........     (1,705,029)     (2,057,899)     (6,630,601)
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger ..........................           --              --             3,512
Purchase of Plant and Machinery Equipment ........            462            --            (5,553)
Purchase of Office Equipment .....................         (2,387)        (48,172)        (57,631)
Purchase of Furniture & Fixture ..................             24             348            (326)
Investment in Joint Venture ......................          5,940            --          (950,559)
                                                     ------------    ------------    ------------
  Net cash provided by investing activities ......          4,039         (47,824)     (1,010,557)
                                                     ------------    ------------    ------------

                           ELECTRONIC GAME CARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                    Cumulative
                                                                                       since
                                                                                     August 8,
                                                                                       2002
                                                     For the Six Months Ended      Inception of
                                                              June 30,              Development
                                                        2005           2004            Stage
                                                    ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock ..............   $    424,616   $  5,711,564    $  7,814,105
Related Party Receivable ........................         23,153        (24,166)        (35,729)
Amount Loaned on Note Receivable ................           --         (185,765)       (132,522)
Payment on Notes Receivables ....................        142,116           --           142,116
Proceeds from Related Party Payable .............         97,500           --            97,500
Payment on Long-Term Note Payable ...............           --         (947,198)       (973,068)
Proceeds from Long-Term Note Payable ............           --           12,482         756,134
Proceeds from Convertible Note Payable ..........      7,911,400           --         7,911,400
                                                    ------------   ------------    ------------
  Net Cash Provided by Financing Activities .....      8,598,785      4,566,917      15,579,936
                                                    ------------   ------------    ------------

Net (Decrease) Increase in Cash .................   $  6,897,795   $  2,461,193    $  7,935,777
Foreign Exchange Effect on Cash .................            541        (14,374)         45,117
Cash at Beginning of Period .....................      1,082,558          6,732            --
                                                    ------------   ------------    ------------
Cash at End of Period ...........................   $  7,980,894   $  2,453,551    $  7,980,894
                                                    ============   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................   $       --     $        258    $      1,470
  Income taxes ..................................   $       --     $       --      $        455

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $11,194,248 for the period from August 8, 2002 (inception) to June 30, 2005.

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

           As of June 30, 2005, the Company is in the development stage and has not begun planned principal operations.

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

                           ELECTRONIC GAME CARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - NOTES RECEIVABLE

         As of June 30, 2005 and December 31, 2004, the following amounts were owed to the Company:

                                                           June 30, December 31,
                                                             2005         2004
                                                           --------     --------

Note Receivable, no interest, due upon demand
   Interest imputed using the 12 month average
   of 1 month libor rate of 1.544 ....................     $  1,352     $143,468
                                                           --------     --------

Total Note Receivable ................................     $  1,352     $143,468
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
                                                                ==========

         Operating results of this discontinued operation for the three and six months ended June 30, 2004 are shown separately in the accompanying consolidated statement of operations. The operating results of the discontinued operations for the three six months ended June 30, 2004 consist of:

                                                     3 months     6 months
                                                    ----------   ----------

         General and Administrative Expenses ....   $      194   $    4,492
         Interest Expense .......................          554          565
                                                    ----------   ----------

         Net Loss ...............................   $     (748)  $   (5,057)
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

GENERAL

Electronic Game Card, Inc., is a supplier of innovative games to the lottery, casino, and promotional industry worldwide. Our lead product is the EGC GameCard, a unique credit card-sized pocket game combining interactive capability with "instant win" excitement. We have had revenues of $225,187 from sales of the GameCard to one State lottery and have orders for further product from this lottery and a second State lottery. The company has made losses in the development stage since August 8, 2002 of $11,194,248.

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

ITEM 3.  CONTROLS AND PROCEDURES

We have restated our accounts, specifically the Cash Flow Statements to take account of amendments to the Form 10-KSB/A for December 31, 2004, which affected the opening balances. The foreign currency translation adjustment of (pound)394,737 was mistakenly included in the net cash used in operations. After discussion with our independent accountants we have restated our Cash Flow statements. This restatement has caused us to review our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (or Acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2005, the end of the period. Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we believe that our controls and procedures are effective but that some retraining of our accounting staff is required. As of the date of this amendment, that retraining has been completed.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included as part of this report:

Exhibit
Number      Title of Document
-------     -----------------

31.1        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

31.2        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

32.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

32.2        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report for the quarter ended June 30, 2005 to be signed on its behalf by the undersigned, thereto duly authorized.

                                        ELECTRONIC GAME CARD

Date: March 7, 1006                  By: /s/ Lee Cole
                                            ---------------------------------
                                            Lee Cole
                                            Acting President and Acting Chief
                                            Executive Officer


Date: March 7, 2006                  By: /s/ Linden Boyne
                                            ---------------------------------
                                            Linden Boyne
                                            Secretary / Treasurer
                                            (Principal Financial Officer)