Form 10QSB/A
period 2005-09-30
ELECTRONIC GAME CARD INC
filed 2006-03-08
CIK 1083036

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

                        Commission file number 000-25853

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                  September 30,     December 31,
                                                     2005              2004
                                                  -----------       -----------
ASSETS:                                           (Unaudited)

CURRENT ASSETS:
     Cash & Cash Equivalents                      $ 6,768,803       $ 1,082,558
     Accounts Receivable                              200,738            80,250
     Deposit on Inventory                             493,182           141,800
     Value Added Tax Receivable                        31,673            46,235
     Related Party Receivable                         145,845            61,560
     Note Receivable                                    1,352           143,468
                                                  -----------       -----------

          Total Current Assets                      7,641,593         1,555,871
                                                  -----------       -----------

PROPERTY AND EQUIPMENT:
     Plant and Machinery Equipment                     23,022             7,185
     Office Equipment                                  60,927            58,987
     Furniture & Fixtures                               1,195               366
     Less: Accumulated Depreciation                   (41,459)          (25,819)
                                                  -----------       -----------
          Net Fixed Assets                             43,685            40,719
                                                  -----------       -----------

OTHER ASSETS
     Investment in Joint Venture                      994,060         1,000,000
                                                  -----------       -----------

TOTAL ASSETS                                      $ 8,679,338       $ 2,596,590
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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      Cumulative
                                                                                                                         Since
                                                                                                                     August 8, 2002
                                                   For the Three Months Ended           For the Nine Months Ended    Inception of
                                                          September 30,                       September 30,           Development
                                                      2005            2004               2005              2004          Stage
                                                  ------------     ------------     ------------     ------------     ------------
Revenue:                                          $     96,255     $         --     $    232,875     $     80,250     $    321,442
Cost of Good Sold                                       77,625               --          191,673               --          258,828
                                                  ------------     ------------     ------------     ------------     ------------
Gross Profit (Loss)                                     18,630               --           41,202           80,250           62,614
                                                  ------------     ------------     ------------     ------------     ------------

Expenses:
Selling and Marketing Expense                          134,565          270,159          284,610          621,893        1,408,654
General & Administrative                               139,746          284,092          786,528          525,207        2,021,897
Consulting Expenses                                    390,236          367,815          690,918          938,827        2,651,887
Salaries and Wages                                     222,661          166,722          592,067          629,260        1,748,395
Compensation from issuance of
Options/Warrants                                            --               --               --               --        4,099,852
                                                  ------------     ------------     ------------     ------------     ------------
Total Operating Expenses                               887,208        1,088,788        2,354,123        2,715,187       11,930,685

Loss from Operations                                  (868,578)      (1,088,788)      (2,312,921)      (2,634,937)     (11,868,071)

Other Income (Expense)
Currency Translation                                   (20,203)              --          (22,799)              --          (22,799)
Interest, Net                                         (227,103)            (801)        (424,263)           8,020         (416,496)
Settlement of Litigation                                    --               --               --               --           42,154
                                                  ------------     ------------     ------------     ------------     ------------

Net Loss from Continuing Operations
before Taxes                                        (1,115,884)      (1,089,589)      (2,759,983)      (2,626,917)     (12,265,667)

Income Taxes                                                --               --               --               --             (455)
                                                  ------------     ------------     ------------     ------------     ------------

Net Loss from Continuing Operations                 (1,115,884)      (1,089,589)      (2,759,983)      (2,626,917)     (12,265,667)
                                                  ------------     ------------     ------------     ------------     ------------

Discontinued operations:
   Net loss from discontinued
       operations net of tax effects of $0                  --           (1,871)              --           (6,928)          (8,138)
   Loss on disposal of discontinued operations
       net of tax effects of $0                             --               --               --               --          (36,327)
                                                  ------------     ------------     ------------     ------------     ------------

Total Loss from Discontinued Operations                     --           (1,871)              --           (6,928)         (44,465)
                                                  ------------     ------------     ------------     ------------     ------------

   Net Loss                                       $ (1,115,884)    $ (1,091,460)    $ (2,759,983)    $ 92,633,845)    $(12,310,132)
                                                  ============     ============     ============     ============     ============
Basic & Diluted loss per share
Continuing operations                             $      (0.04)    $      (0.05)    $      (0.11)    $      (0.14)
Discontinued operations                                     --               --               --               --
                                                  ------------     ------------     ------------     ------------

Net loss per share basic & diluted                $      (0.04)    $      (0.05)    $      (0.11)    $      (0.14)
                                                  ============     ============     ============     ============

Weighted average shares                             25,058,968       20,676,812       25,058,968       19,396,531
                                                  ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Cumulative
                                                                                          Since
                                                                                      August 8, 2002
                                                        For the Nine Months Ended      Inception of
                                                              September 30,            Development
                                                          2005            2004            Stage
                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ..........................................   $ (2,759,983)   $ (2,633,845)   $(12,310,132)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation ......................................         15,640          14,320          41,458
Stock Issued for Expenses .........................           --              --           114,856
Compensation for Options/Warrants .................           --              --         3,953,778
Cashless exercise of Warrants .....................           --              --           148,060
Net Loss from Discontinues Operations .............           --             6,928           8,036
Loss on Disposal of Operations ....................           --              --            36,345
Amortization of Interest Expense ..................        233,575            --           233,575
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable ........       (120,488)        (80,764)       (197,398)
(Increase) Decrease in Deposit on Inventory .......       (351,382)        (33,702)       (487,013)
(Increase) Decrease in Prepaid Expenses ...........           --           (84,759)            765
(Increase) Decrease in Value Added Tax Receiveable          14,562         (16,188)        (28,566)
Increase (Decrease) in Accounts Payable ...........       (164,474)        (56,226)        330,376
Increase (Decrease) in Accrued Payroll  Liabilities        (41,087)        (16,026)        (13,130)
Increase (Decrease) in Unearned Revenue ...........        193,275            --           252,932
Increase (Decrease) in Interest Payable ...........        272,385            --           272,385
                                                      ------------    ------------    ------------

  Net Cash Used in continuing activities ..........     (2,707,977)     (2,900,262)     (7,643,673)
  Net Cash Used in discontinued activities ........           --              --             7,124
                                                      ------------    ------------    ------------

  Net Cash Used in operating activities ...........     (2,707,977)     (2,900,262)     (7,636,549)
                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger ...........................           --              --             3,512
Purchase of Plant and Machinery Equipment .........        (15,837)           --           (21,852)
Purchase of Office Equipment ......................         (1,940)        (48,188)        (57,184)
Purchase of Furniture & Fixture ...................           (829)           (348)         (1,179)
Investment in Joint Venture .......................          5,940            --          (950,559)
                                                      ------------    ------------    ------------

  Net cash provided by investing activities .......        (12,666)        (48,536)     (1,027,262)
                                                      ------------    ------------    ------------

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                        Cumulative
                                                                                          Since
                                                                                      August 8, 2002
                                                        For the Nine Months Ended      Inception of
                                                              September 30,            Development
                                                          2005            2004            Stage
                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock ................        437,116       5,693,671       7,826,605
Related Party Receivable ..........................        (84,285)           --          (143,767)
Amount Loaned on Note Receivable ..................           --          (170,342)       (132,522)
Payment on Notes Receivables ......................        142,116            --           142,116
Proceeds from Related Party Payable ...............         97,500            --            97,500
Payments on Related Party Payable .................        (97,500)           --           (97,500)
Payment on Long-Term Note Payable .................           --          (953,534)       (973,068)
Proceeds from Long-Term Note Payable ..............           --            19,895         756,134
Proceeds from Convertible Note Payable ............      7,911,400            --         7,911,400
                                                      ------------    ------------    ------------

  Net Cash Provided by Financing Activities .......      8,406,347       4,589,690      15,386,898
                                                      ------------    ------------    ------------


Net (Decrease) Increase in Cash ...................      5,685,704       1,640,892       6,723,087
Foreign Exchange Effect on Cash ...................            541          15,073          45,116
Cash at Beginning of Period .......................      1,082,558           6,732            --
                                                      ------------    ------------    ------------

Cash at End of Period .............................   $  6,768,803    $  1,662,696    $  6,768,203
                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest ........................................   $       --      $       --      $      1,470
  Income Taxes ....................................   $       --      $       --      $        455

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $12,310,132 for the period from August 8, 2002 (inception) to September 30, 2005.

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

                                                                    November 30,
                                                                        2004
                                                                    ------------

Cash ..................................................             $         40
Intangibles ...........................................                   50,000
                                                                    ------------
Total Assets ..........................................                   50,040
                                                                    ------------

Accounts Payable ......................................                   11,978
Income Tax Payable ....................................                      100
Shareholder Loan ......................................                    1,635
                                                                    ------------
Total Liabilities .....................................                   13,713
                                                                    ------------

Net Assets to be Disposed of ..........................             $     36,327
                                                                    ============

      Operating results of this discontinued operation for the three and six months ended June 30, 2004 are shown separately in the accompanying consolidated statement of operations. The operating results of the discontinued operations for the three six months ended June 30, 2004 consist of:

                                                        3 months       6 months
                                                        --------       --------

General and Administrative Expenses .............       $    194       $  4,492
Interest Expense ................................            554            565
                                                        --------       --------

Net Loss ........................................       $   (748)      $ (5,057)
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