Form 10KSB/A
period 2004-12-31
ELECTRONIC GAME CARD INC
filed 2006-04-06
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 5)

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

On December 16, 2004 the Company issued 114,800 shares of restricted common stock as compensation for consulting services valued at $1.00 per share. The Company issued the stock in lieu of cash and received no proceeds. Costs of these services were charged to operations. This issuance was exempt under
Section 4(2) of the Securities Act of 1933.

On December 16, 2004 the Company issued 14,914 shares of restricted common stock as compensation for consulting services valued at $1.00 per share. Costs of these services were charged to operations. This issuance was exempt under
Section 4(2) of the Securities Act of 1933.

The following reflects issuance of common stock option grants during the three years ending December 31, 2004.

On October 4, 2002 the company issued 669,000 options pursuant to the 2002 Equity Compensation Plan exercisable at $.50 per share expiring ten years from the date of grant.

On January 2, 2003 the Company issued 107,164 options pursuant to the 2002 Equity Compensation Plan exercisable at $.50 per share expiring ten years from the date of grant.

On January 6, 2004 the Company issued 123,000 options pursuant to the 2002 Equity Compensation Plan exercisable at $.50 per share expiring ten years from the date of grant.

On January 6, 2004 the Company issued 120,000 options pursuant to the 2002 Equity Compensation Plan exercisable at $1.00 per share expiring ten years from the date of grant.

On May 19, 2004 the Company issued 100,000 options pursuant to the 2002 Equity Compensation Plan exercisable at $2.00 per share expiring ten years from the date of grant.

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

                                           Options Outstanding
                                            December 31, 2004
                              --------------------------------------------------
                                                  Exercise
                               Date of Grant       Price     Amount       Term
--------------------------    ---------------     --------  -------     --------
Daniel Kane ..............    October 4, 2002        0.50   123,000     10 years
Linden Boyne .............    October 4, 2002        0.50   300,000     10 years
Daniel Kane ..............    January 6, 2004        0.50   123,000     10 years
Daniel Kane ..............    January 6, 2005        1.00    20,000     10 years
Shawn Moran ..............    May 19, 2004           2.00    50,000     10 years
Jeffery Goodman ..........    May 19, 2004           2.00    50,000     10 years
Daniel Manko .............    May 19, 2004           2.00   101,000     10 years
                                                            -------
                                                            767,000

With regard to the 315,250 options exercised to date, the information regarding each optionee and his or her purchase is as follows:

                                Options Outstanding
                                 December 31, 2004

                                     Exercise                                                   Amount
                    Date of Grant     Price      Amount      Term       Exercised     Date        ($)      Cancelled   Outstanding
--------------    ----------------   --------  ---------    --------    ---------   -------    --------    ---------   -----------
Daniel Kane        October 4, 2002     0.50      123,000    10 years                                                     123,000
Woodwood           October 4, 2002     0.50      123,000    10 years     123,000    11/29/04     61,500
Howard             October 4, 2002     0.50      123,000    10 years      92,250    11/29/04     46,125       30,750
Matt Webb          January 2, 2003     0.50      107,164    10 years                                         107,164
Linden Boyne       October 4, 2002     0.50      300,000    10 years                                                     300,000
                                               ---------
                                                 776,164
Daniel Kane        January 6, 2004     0.50      123,000    10 years                                                     123,000
Daniel Kane        January 6, 2005     1.00      120,000    10 years     100,000    11/23/04     100000                   20,000
Shawn Moran           May 19, 2004     2.00       50,000    10 years                                                      50,000
Jeffery Goodman       May 19, 2004     2.00       50,000    10 years                                                      50,000
Daniel Manko          May 19, 2004     2.00      101,000    10 years                                                     101,000
                                               ---------                                                                 -------
                                               1,220,164                 315,250                207,625      137,914     767,000

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of April 2006.

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

         The Warrant Agreement provided for a cashless exercise of the warrants by permitting the holder to exchange two warrants for one share of stock. Simultaneous with the closing, 151,784 warrants were exchanged for 75,892 shares and 343,666 warrants were exercise at $1.00 per share. The fair value of the warrants was estimated at $3,961,072 using the Black-Scholes options pricing model with the following assumptions: no dividend, risk-free interest rate of 3.38%, and an expected life of 4.5 years and volatility of 50%.

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

                                                               Weighted
                                                   Option /     Average       Weighted
                                                   Warrants     Exercise      Average
                                                    Shares       Price       Fair Value
                                                  ----------   ----------    ----------
Warrants outstanding, December 31, 2003                    0   $     0.00

Granted, Exercise price more than fair value              --           --    $      --
Granted, Exercise price less than fair value       4,098,875         0.15    $    1.93
Expired                                                   --           --
Exercised                                            495,450         1.03
                                                  ----------   ----------

Options/Warrants outstanding, December 31, 2004    3,604,800   $     1.00
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