Form 10KSB
period 2005-12-31
ELECTRONIC GAME CARD INC
filed 2006-04-17
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2005

                          Commission File No. 000-25853


                           ELECTRONIC GAME CARD, INC.
                           --------------------------
                 (Name of small business issuer in its charter)


                   87-0624752                               Nevada
         (State or Other Jurisdiction                   (IRS Employer
       of Incorporation or organization)             Identification No.)


                  712 Fifth Avenue 19th Floor New York NY 10019
                  ---------------------------------------------
              (Address and zip code of principal executive offices)


                                  646-723-8936
                (Issuer's telephone number, including area code)


          Securities registered under Section 12(b) of the Exchange Act
                                      None


          Securities registered under Section 12(g) of the Exchange Act
                         Common Stock Par value $0.001


Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

The issuer had revenue of $630,575 in the most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asking price of such common equity, as of March 31, 2006 was $25,357,656

The issuer had 26,131,513 shares of common stock outstanding as of March 31, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

          Transitional Small Business Disclosure Format: Yes |_| No |X|

                           Electronic Game Card, Inc.

                Form 10-KSB for the year ended December 31, 2005

                                      Index


                                     Part I

                                                                            Page

Item 1.    Description of Business                                            3
Item 2.    Description of Property                                           19
Item 3.    Legal Proceedings                                                 19
Item 4.    Submission of Matters to a Vote of Security Holders               19



                                     Part II

Item 5.    Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities          20
Item 6.    Management's Discussion and Analysis or Plan of Operation         20
Item 7.    Financial Statements                                              24
Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               24
Item8A.    Controls and Procedures                                           24
Item 8B.   Other Information                                                 25



                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act        25
Item 10    Executive Compensation                                            27
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                        27
Item 12.   Certain Relationships and Related Transactions                    28
Item 13.   Exhibits                                                          28
Item 14.   Principal Accountant Fees and Services                            29

           Signatures                                                        30

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a designer and supplier of an innovative "instant" win gaming device to the lottery industry marketed under the name of Electronic GameCard. The shape of a pocket game is approximately the size of a credit card and operated electronically by touch incorporating a microchip and LCD screen showing numbers or icons. Secondary markets with considerable potential for the company's reward based games products are the sales promotions industry in the area of prize and competition products, and the gaming industry. We design these devices to play game types, formats and prize structures as required by our customers and are gradually building a range of generic games of popularly recognized themes.

DESCRIPTION OF THE BUSINESS

The EGC GameCard is designed to be versatile and flexible in functionality, customizable, portable, and cost efficient in its potential markets. EGC GameCards also include a random number generator and state of the art security features protecting both the consumer and the promoter. The EGC GameCard weighs less than one half an ounce and is 3mm thick. The primary market for the GameCard product is the Lottery market followed by the Sales Promotion prize and competition market, and more recently by the promise of a third potential market in gaming, particularly in Tribal Gaming in the USA. The Company reported that it had received the requisite permission from the National Indian Gaming Council under Class II usage on June 24th, 2005.

We have applied for patent protection in the United States and internationally and have to date obtained an authority from the US patent office which allows preventative action to be taken legally against any potential imitators. The international searches associated with the process of examining the the Company's's patent applications continue and these searches, when complete, allow to enter the next phase of the process for being granted a patent by the examiners in various jurisdictions. There is no fixed time period for the completion of the searches and as the patentable claims made by the Company, in the various territories, are not similar therefore the completion of the patent search in one territory is not an indicator of the imminent completion of other patent application searches or a similar outcome. The company continues to work closely with our patent attorneys to ensure that we are applying the maximum resources to be granted the widest possible patent protection in all applicable jurisdictions as soon as possible. While this process continues the Company's patent attorneys are also vigilant to identify any recent patent application that could infringe on the claims the Company has applied for in the granting of a patent for the Electronic GameCard

The Company owns 100% of the share capital of Electronic Game Card, Ltd., a company incorporated under the laws of England, through its wholly owned U.S. subsidiary Electronic Game Card Marketing, Inc. (Delaware). Electronic Game Card Marketing Inc., is the marketing and sales operating division of Electronic Game Card Inc. in the USA which also owns and operates Electronic Game Card Marketing Ltd, as the UK and European marketing and sales division.

Government Regulations

The Company operates within the sales promotions, Federal and State lottery and gaming sectors which are regulated by statutes that reflect an increased degree of scrutiny. Within all the Company's international markets and trading areas there are widely varying regulatory details and statutes enforced on operators and promoters by national, state, county and local authorities. However, the

Company is a manufacturer and supplier and does now and does not intend to engage in retail sales of the GameCard. The Company sells complete lottery GameCards wholesale to approved agencies and other licensed lottery promoters/providers/retailers. The promoters/providers/retailers distribution and sale of lottery products to the public is highly regulated. The GameCard is produced to the specification of the customer which is required to comply with the various regulations and statutes. Therefore the Company is not subject to the vigorous regulation and control as the licensed lottery promoters/providers/retailers. While it is necessary for the Company to be aware of and consider these statutes and regulatory details, the technical standards and other legal requirements are provided to the Company by its customers. The Company's GameCards will only be supplied in accordance with applicable regulations, such as percentage of winners. The regulatory detail required by responsible government agency's and departments will be specified to us by the purchaser. As a supplier to the lottery industry, the Company will not be handling any public funds. The Company does not have and does not anticipate it will have any responsibility beyond providing the pre-specified technically compliant product, the specifications for which will be set by the jurisdiction in which the purchaser operates.

The Company understands that the regulatory detail differs between the licensing authorities. Further, the Company is unable to predict any changes in the regulatory detail that may occur in Federal or State laws which regulate such gaming. However, despite our understanding, we are not engaged in marketing, selling or distributing the "end product" to the retail market or end user. That is and will continue to be the responsibility of our customers. While we are aware of some current regulatory provisions in some of our customers' markets and our technical department takes those regulations into consideration during development, we produce our product pursuant to our customers' requests. Should any product fail to meet regulatory requirements, the responsibility for such a failure will fall on our customers. We do not guarantee regulatory compliance of our products.

The regulatory requirements of State, federal, local and charitable lotteries are tailored to and by each jurisdiction, as well as various legal bodies in the international markets which the Company expects to enter. In the United States, legislation, operational detail and management regulation of state lotteries is not subject to federal control. Each state government establishes its own laws and regulations regard its lottery. The regulations may be as simple as setting the price of a lottery ticket, the amount for each ticket that can be retained to cover cost of sales or to cover operational overhead and the amount of money from each ticket that must go to the prize fund. States also determine the use of funds generated by that state's lottery. State Governments, and to a lesser extend Federal agencies, regulate how and where lottery tickets may be sold, by whom and the ages of sellers and purchasers of a lottery ticket. The laws and applicable approval processes for lottery cards must be conducted on a state by state or government agency by government agency basis. In each instance, the process must be satisfied by the lottery operator, our customer, and not by us.

In some jurisdictions the gaming or lottery commissions may approve every new lottery product or game price point. In other jurisdictions, the commissions may be limited to recommending price points with final approval by the Governor or Government Minister. The level of flexibility and discretion in regulatory detail in choosing and pricing a new lottery product is subject to statutes and is distinct to each new market approached by our customers for the introduction of the GameCard. Scientific Games, the Company's joint venture partner, has decades of experience with the individual state lotteries agencies, the specific regulatory structure that applies to these customers. Scientific Games is also active globally and the Company may draw on Scientific Game's professional and legal knowledge regarding regulations, compliance details and structure and the various states approval processes. Such knowledge, resources and understanding will assist us with our customer development and relations.

We understand that the regulations regarding charitable lotteries and charity gaming represent yet another compliance environment. Charitable lotteries may be subject to gaming legislations or statutory schemes designed for charities and to permit them to maximize revenue. Again, charitable lotteries regulations vary from state to state, as well as nation to nation. As previously mentioned our customers are the entities regulated by these statutes and we provide our GameCard product to them based on the customers specifications.

The regulations outlined above differ from the approval of the National Indian Gaming Council ("NIGC") for our GameCard as a Class II gaming product. The NIGC process for approval for the Indian Gaming market in the United States is a Federal Government and local approval process. The federal approval of the GameCard product by the NIGC applies to all Indian gaming operations in the United States. Thus that approval has its own regulatory process. Upon federal approval, individual Indian gaming operations operate their own approval process for new products. Local Indian gaming approval is subject to the local tribe's administrative system. Approval can be extremely formal with a detailed review and process or it may controlled by tribal committees. In either event, local approval is required. Thus, once again the sale of GameCards is subject to regulations. However, as noted elsewhere, approval by the federal government, by the NIGC and the local tribes the responsibility of our customers, not us.

For sales promotions and free to enter draws that are not within a gaming operation the regulatory framework varies market to market. Requirements range from stringent to lenient and are controlled by agencies as diverse as town councils to national governing bodies, including self regulating organizations. Self regulating bodies are created by an industry to regulate promotions and marketing within that industry. These national bodies have the ability, usually through extensive membership, to prohibit promotions, promotions techniques or promotions mechanics. If the body believes that the process or product will be detrimental to the promotion and marketing of the industry and alienate the public and bring the industry into disrepute, the body will prohibit use by the member. These self regulated organizations operate to ensure long term viability of the industry and to prevent the need for governmental intervention. Therefore these trade bodies aggressively maintain their standards to ensure their independence, while still operating within a regulatory structure, for the benefit of its members and the industry.

Our GameCard replicates existing game play structures found in established sales promotions, lottery and gaming mechanics, all of which have already been specified, licensed and/or approved by trade bodies. Therefore we believe that the impact of government regulations, existing or probable, on our products will be minimal. However, we do not intend to be complacent. We will work with regulators, joint venture associates, agents, trade bodies and customers in an effort to minimize the impact of existing and potential governmental regulation on the Company's products.

We cannot guarantee that we will be able to satisfactorily respond to each change in specifications placed upon our customers by new regulations. We do not believe that new regulations will be universally and quickly adopted so as to affect, or eliminate, all our potential markets. However, we have absolutely no control over the regulating entities, whether governmental, tribal, local or private. Should gaming and sales promotions activities be prohibited in any jurisdiction, such prohibition would eliminate that market completely.

Consequently, there are no distinct gaming regulations, processes, details, structure or schemes which the Company must independently comply. The production requirements for our GameCards are provided to us by our customers. Our customers will be subject to such regulations. We do not anticipate entering the retail market or otherwise entering any aspect of the gaming industry that would result in our being subjected to gaming regulations.

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

While the Company is not subject to the direct supervision or jurisdiction of any state, the Company's customers may be subject to the control of any number of states and their respective gaming commissions, gaming control boards, division of gaming enforcement, gaming control boards, and other gaming authority. The following is a brief discussion of some state regulations to which the Company's customers could be subject. The following discussions primarily address casino licensees. However, they are generally indicative of the level of regulation one could expect when entering state regulated "gaming markets."

NEVADA

In the State of Nevada gaming is subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board. The laws, regulations and supervisory procedures of the Nevada gaming authorities are based upon declarations of public policy that are concerned with, among other things:

      o the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

      o the establishment and maintenance of responsible accounting practices and procedures;

      o the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

      o providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities;

      o     the prevention of cheating and fraudulent practices; and

      o providing a source of state and local revenues through taxation and licensing fees.

      Any change in such laws, regulations and procedures could have an adverse effect on our customers and therefore on our production and sales.

MICHIGAN

In the State of Michigan, the Michigan Gaming Control and Revenue Act subjects gaming to extensive state licensing and regulatory requirements. Michigan also authorizes local regulation of casino gaming facilities by the City of Detroit, provided that any such local ordinances regulating casino gaming are consistent with the Michigan Act and rules promulgated to implement it. The Michigan Board is granted extensive authority to conduct background investigations to determine the suitability of license applicants, affiliated companies, officers, directors, or managerial employees of applicants and affiliated companies and persons or entities holding a one percent or greater direct or indirect interest in an applicant or affiliated company. Any person who supplies goods or services to a licensee which are directly related to, used in connection with, or affect gaming, and any person who supplies other goods or services to a licensee on a regular and continuing basis, must obtain a supplier's license from the Michigan Board. Currently the Company does not have any customers in the State of California. However, if the Company commences doing business with a licensee in the State of Michigan, the Company will take all steps necessary to comply with Michigan state requirements.

In that instance, an applicant must establish its suitability as to integrity, moral character and reputation, business probity, financial ability and experience, responsibility, and other criteria deemed appropriate by the Michigan Board. In addition, Michigan may impose substantial fines or forfeiture of assets upon licensees for violation of gaming or liquor laws or rules.

Michigan adopted administrative rules, which became effective on June 23, 1998, to implement the terms of the Michigan Act. Among other things, the rules impose more detailed substantive and procedural requirements with respect to gaming licensing and operations. Included are requirements regarding such things as licensing investigations and hearings, record keeping and retention, contracting, reports to the state's board, internal controls and accounting procedures, security and surveillance, extensions of credit, conduct of gaming, and transfers of ownership interests in licensed casinos. The rules also establish numerous procedures regarding licensing, disciplinary and other hearings, and similar matters.

MISSISSIPI

Gaming operations, consisting primarily of casino facilities, in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. Effective October 29, 1991. Further, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Act which are also similar in many respects to the Nevada gaming regulations. The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to:

      o prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

      o establish and maintain responsible accounting practices and procedures;

      o maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission;

      o     prevent cheating and fraudulent practices;

      o provide a source of state and local revenues through taxation and licensing fees; and

      o ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or the regulations or the Mississippi Gaming Commission's interpretations thereof may limit or otherwise materially affect the types of gaming that may be conducted, and could have a material adverse effect on us and our Mississippi gaming operations.

Officers, directors and employees of an applicant (which would be our customer and not us) must be found suitable or be licensed by the Mississippi Gaming Commission. Also, any person having a material relationship or involvement with applicant may be required to be found suitable, in which case those persons must pay the costs and fees associated with the investigation.

NEW JERSEY

The ownership and operation of hotel-casino facilities and gaming activities in New Jersey are subject to extensive state regulation under the New Jersey Casino Control Act (the "New Jersey Act") and the regulations of the New Jersey Casino Control Commission (the "New Jersey Commission") and other applicable laws. The New Jersey Act also established the New Jersey Division of Gaming Enforcement to investigate all license applications, enforce the provisions of the New Jersey Act and regulations and to prosecute all proceedings for violations of the New Jersey Act and regulations before the New Jersey Commission. In order to own or operate a hotel-casino property in New Jersey, a company must obtain a license or other approvals from the New Jersey Commission and obtain numerous other licenses, permits and approvals from other state as well as local governmental authorities.

The New Jersey Act and regulations concern primarily the good character, honesty, integrity and financial stability of licensees, their intermediary and holding companies, their employees, their security holders and others financially interested in casino operations; financial and accounting practices used in connection with casino operations; rules of games, levels of supervision of games and methods of selling and redeeming chips; manner of granting credit, duration of credit and enforceability of gaming debts; and distribution of alcoholic beverages.

ILLINOIS

Gaming in Illinios is subject to extensive state regulation under the Illinois Gaming Board (the "Illinois Board"). These laws address riverboat gambling and gaming licensees. Illinois strictly regulates the facilities, persons, associations and practices related to gaming operations. It grants the Illinois Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Illinois laws for the purpose of administering, regulating and enforcing the system of riverboat gaming. The number of gaming participants will be determined by the number of gaming positions available at any given time. Gaming positions are counted as follows:

      o positions for electronic gaming devices will be determined as 90% of the total number of devices available for play;

      o     craps tables will be counted as having ten gaming positions; and

      o games utilizing live gaming devices, except for craps, will be counted as having five gaming positions.

The Illinois Board requires that a "Key Person" of an owner licensee submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Board. The Illinois Board shall certify for each applicant for or holder of an owner's license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person.

With respect to an applicant for or the holder of an owner's license, a Key Person shall include:

      o any business entity and any individual with an ownership interest or voting rights of more than 5% in the licensee or applicant and the trustee of any trust holding such ownership interest or voting rights;

      o the directors of the licensee or applicant and its chief executive officer, president and chief operating officer or their functional equivalents; and

      o all other individuals or business entities that, upon review of the applicant's or licensees table of organization, ownership and control the board determines hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the Illinois Board for the specified licensee or applicant.

Manufacturing Arrangements.

We have an agreement with one of the largest calculator manufacturers in China, Tak Shun Technology Group Limited, capable of producing our product. The company is listed on the Hong Kong Stock Exchange and reported revenue of HK$500 million and income of approx HK$100 million. The agreement is subject to confidentiality on both sides. Currently Tak Shun is the only manufacturer used by the company. The relationship with Tak Shun is conducted through purchase orders ("P.O.'s") issued by the Company to Tak Shun, In response to the P.O.'s, Tak Shun invoices the Company. The P.O. - Invoice relationship calls for the Company to pay one 30% of the P.O.-Invoice amount at such time as Tak Shun commences work on the project, with the remaining 70% payable upon delivery. The Company is not committed to an exclusive agreement with Tak Shun and has the option to seek out and engage other manufacturers if required.

Sales and Marketing

We have a joint venture agreement, which covers Sales and Marketing, with Scientific Games International (Nasdaq SGMS) a $3billion US corporation of very long standing being the largest supplier of instant lottery games in the world for many years. They hold 8.4% of the issued Common Stock of the Company. Our agreement provides that Scientific Games International (SGI) use their sales force to sell our product alongside their own products. SGI has contracts with their customers; of varying terms and length of duration. SGI generate sales for us under these contracts.

Research and Development

The company employs staff and retains consultants to continue Research and Development into our existing products and new products that will be suitable for our markets. During fiscal 2004 and 2005, we spent $78,900 and $133,200 respectively, on research and development.

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

Employees

As of March 31, 2006, we have 5 (5) employees, all of which are full time. At December 31, 2004, we had ten (10) employees, all of which were full time.

LOTTERY MARKET

Lottery operators currently make use of paper scratch cards to give players an "instant" win or lose reward experience. Over the last several years, scratch cards have become increasingly large and complex to accommodate consumer demand for multiple plays and multiple chances to win. The EGC GameCard offers the potential to simplify the scratch card while giving the opportunity to raise the unit price and increase sales. Our product has been seen by some leaders in the lottery industry as potentially providing the next contemporary digital evolution of the scratch card, offering multiple plays and multiple chances to win in an entertaining and secure manner while using existing methods of distribution as with scratch cards.

EGC's Joint Venture agreement with Scientific Games resulted from the first consumer launch of the EGC GameCards to the Iowa State lottery. The Iowa Lottery Quarter Play GameCard was launched on the 4th October, 2004 and the Iowa lottery and Scientific Games publicly stated that the results exceeded their expectations of sales level and consumer reaction. The Iowa lottery placed a re-order for a further 189,000 Quarter Play GameCards for delivery in April 2005 and has agreed to place orders for over 500,000 GameCards in total to be delivered during 2005. This order and an order to the Kansas States Lottery for 120,000 GameCards were delayed until 2006 due to further product development. These orders are now scheduled for the first half of 2006 .

SALES PROMOTION MARKET

The sales promotion prize and competition market is one in which the promoter (usually a well known brand) must not be seen to obtain money for entry and where no purchase of the brand's goods is necessary in order not to fall under the laws by which lotteries are regulated our EGC GameCards can be applied to a broad range of potential promotional opportunities.

During 2004 it appeared that the dialogue with clients in regard to customizing games to a great degree was too time consuming and only profitable in respect of large volume orders of over 250,000 GameCard units. Consequently a new strategy of storing parts of generic games so as to be able to deliver smaller quantities more rapidly with improved cost efficiency has been put in place..

Since the pricing and delivery times of the GameCards have caused potential customers to reconsider their purchase of our products, our new product strategy is designed to address this concern. Introducing a new product into the sales and promotion marketing arena, despite its demand for novelty products and innovative ideas, takes time and adaptability to market needs. Even so EGC feel that the interest shown in 2005 will increase in 2006

INDIAN GAMING MARKET

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

The broad difference is that Class II classified products are physical played games like the checking of a bingo card or the pulling of the pull-tab. Whereas Class III products are electronic or electromechanical facsimiles of any game of chance.

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

Throughout this classification discussion EGC worked closely with NIGC's General Counsel on the GameCards classification. The General Council, under NIGC regulations, provides advisory opinions to gaming product developers as to whether any product would be likely to be classified in Class II or Class III.

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

On September 11, 1990, the Loki changed its name to Interactive Development Applications, Inc. (Interactive)and completed the reverse acquisition of several Belgium corporations. Pursuant to the acquisitions, Interactive was to become engaged in the business of developing computer software designed for the landscaping business. However, Interactive never engaged in such business and the company had no business operations for several years. On May 1, 1997, Interactive was involuntarily dissolved by administrative action by the State of Utah for failure to maintain a registered agent in the State. On September 4, 1997, acting in response to the Verified Application filed by a shareholder, the Third Judicial District Court of the State of Utah, entered an Order that an annual meeting of Interactive's shareholders be held. The sole purpose of the meeting was to elect, from persons to be nominated at the meeting, three directors to serve until the next annual meeting of shareholders or until their successors are elected (or appointed) and qualified. The Order further provided that a quorum to conduct the meeting would be determined by those shares owned by the record registered owners of Interactive common stock as shown on its then-current stockholder list and which shares were present in person or by proxy at the meeting. A majority of the issued and outstanding shares represented at the meeting held on October 21, 1997, were voted to elect the then directors of the company. The Court issued an Order Confirming Election of Directors on October 22, 1997. Also on October 21, 1997, Interactive 's Board of Directors unanimously resolved to (i) appoint executive officers, to serve until their successors are elected and qualified or until their prior resignation or termination; (ii) authorize the execution of all documents necessary to reinstate the company in the State of Utah; (iii) authorize the officers to open and maintain a bank account in the company's name; (iv) change the principal mailing address of the company; (v) issue 23,000,000 shares of common stock (pre-split) to Wasatch Consulting Group, for service rendered; and (vi) abandon the company's wholly owned foreign subsidiaries, New Ham International, N.V., Group 92 S.A., and Waretech S.A. The 23,000,000 shares were issued on October 21, 1997 for services, expenses and court costs connected with the reinstatement of Interactive. However, on November 11, 1997, the 23,000,000 shares were returned to the company and canceled and the transaction was reversed, retroactively.

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

Scientific Energy, Inc. entered into a Share Exchange dated November 19, 2003 with Electronic Game Card, Inc. ("EGC"), a Delaware Corporation having a principal place of business in New York City, New York. Scientific Energy Inc. exchange closed on December 5, 2003. Under the terms of the agreement, Scientific Energy entered into a majority shareholder exchange agreement whereby it reverse split its existing and issued outstanding shares on a 100:1 basis. It then issued 12,696,595 new reverse split shares, constituting approximately 92% of the issued and outstanding shares of the company, to the shareholders of Electronic Game Card, Inc and Electronic Game Card, Inc. became a wholly owned operating subsidiary. The acquisition of Electronic Game Card Inc. was considered to be a reverse merger and Electronic Game Card, Inc. became the accounting acquirer.

On December 5, 2003 the Scientific Energy, Inc. changed its name to Electronic Game Card, Inc. (the Company), with Electronic Game Card, Inc. Delaware changing its name to Electronic Game Card Marketing, Inc. a Delaware corporation.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently operates from the offices in London and New York rented on a month by month basis from Huntfield Properties Ltd a related party. The rent in the London office is $5520 per month and New York $9000 per month.

ITEM 3. LEGAL PROCEEDINGS

None to report

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On March 22, 2005, via written consent, 13,248,825 shares of the total outstanding shares of 25,468,439 or approximately 52% of the Company's Common Stock, as of March 15, 2005, approved an amendment to the Company's Articles of Incorporation to create and establish 10,000,000 shares of Series A Convertible Preferred Stock, par value $.001. The Company intends to mail an Information Statement in accordance with Rule 14C of the Exchange Act concerning the same to shareholders as soon as the Company receives necessary regulatory approvals it has sought in connection with the Information Statement

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The company trades on the OTC Bulletin Board under the symbol EGMI. As of March 31, 2005, the Company had approximately 385 shareholders of record.

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

--------------------------------------------------------------------------------
Year                Quarter Ended                      High            Low
--------------------------------------------------------------------------------
2003                March 31                           5.00            5.00
                    June 30                            7.00            7.00
                    September 30                       9.00            9.00
                    December 31                        2.50            2.50
--------------------------------------------------------------------------------
2004                March 31                           1.95            1.65
                    June 30                            1.02            1.02
                    September 30                       1.10            1.05
                    December 31                        2.52            2.28
--------------------------------------------------------------------------------
2005                March 31                           2.47            1.38
                    June 30                            2.08            0.86
                    September 30                       1.48            1.09
                    December 31                        1.32            0.45
--------------------------------------------------------------------------------

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

Recent Sales of Unregistered Securities

The following reflects issuance of our restricted common stock during the three years ending December 31, 2005.

On August 2, 2002, the Company issued 99 shares at 1.00 British Pound or the equivalent of $1.60 per share. On December 5, 2003, these shares were forward split to 12,696,595 shares in connection with the acquisition of Scientific Energy, Inc. and recorded as a debit to Retained Earnings and a credit to Capital Stock of $12,539.

On December 5, 2003 1,126,467 shares were issued to the previous shareholders of Scientific Energy, Inc for the conversion of $31,344 of Notes Payable. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

On February 20, 2004 the Company issued 6,853,750 shares of restricted common stock and 3,426,875 warrants to accredited investors for $1.00 per share. The Company received net proceeds of $6,110,267 and incurred fees and commissions of $743, 483. This issuance was exempt under Section 4(2) of the Securities Act of 1933. Each warrant is exerciseable into on share of common stock at $1.00 per share for a period of five years from the date of grant.

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

On December 16, 2004 the Company issued 114,800 shares of restricted common stock as compensation for consulting services valued at $1.00 per share. The Company issued the stock in lieu of cash and received no proceeds. Costs of these services were charged to operations. This issuance was exempt under
Section 4(2) of the Securities Act of 1933.

On December 16, 2004 the Company issued 14,914 shares of restricted common stock as compensation for consulting services valued at $1.00 per share. Costs of these services were charged to operations. This issuance was exempt under
Section 4(2) of the Securities Act of 1933.

In a private placement (the "Private Placement") whose final closing occurred on April 5, 2005 the Company sold $8,666,000 gross, for $7,911,200 net proceeds to the Company (net of placement agent fees and expenses), of its convertible promissory notes (the "Convertible Promissory Notes") to accredited investors. The Convertible Promissory Notes, in the aggregate, will automatically convert into approximately 5,777,333 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), upon the effectiveness of actions by the Company's shareholders to authorize the Series A Preferred Stock. Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Company's common stock, par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.50 per share of Common Stock. There can be no assurance, however, that the Series A Preferred Stock will ever be authorized or that the Convertible Promissory Notes will convert into the same. The Convertible Promissory Notes may be converted, at the discretion of each purchaser of such Convertible Promissory Notes in the offering, directly into Common Stock on an as-converted-into-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is authorized and issued, and are immediately convertible for such purpose. Consequently, the Convertible Promissory Notes, in the aggregate, are convertible into 5,777,333 shares of the Company's Common Stock. Also, the Company issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock (once the same is authorized) for every two shares of Series A Preferred into which the Convertible Promissory Notes are initially convertible. The Warrants, in the aggregate, are exercisable to acquire 2,888,666 shares of the Company's Series A Preferred Stock (if the same is authorized) or an equal number of shares of the Company's Common Stock.The Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years.

In the Private Placement, the Company also issued placement agent warrants (the "Placement Agent Warrant") to the placement agents granting the right to purchase, in the aggregate, 477,733 shares of the Company's Common Stock. The Placement Agent Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years.

Shares of Common Stock underlying the Convertible Promissory Notes, Series A Preferred Stock, the Warrants and the Placement Agent Warrants, whether initially converted into Series A Preferred Stock or converted to Common Stock directly, as well as the other securities issued in the Private Placement, are "restricted securities" and, therefore, may be transferred, to the extent permissible, only pursuant to registration or qualification under federal and state securities laws or pursuant to an exemption from registration or qualification.

All of the shares listed above were issued in private placements. No brokers or underwriters were used or paid compensation except as otherwise indicated. The sales of securities were made by the Company in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"), including
Section 4(2) of the Act and/or Rule 506 under Regulation D promulgated pursuant to the Act. The Company reasonably believes that the securities were sold only to "accredited investors", as such term is defined under Rule 501(e) under Regulation D promulgated pursuant to the Act, without general solicitation or general advertising, and with limitations on resale in accordance with Rule 502(d) under Regulation D promulgated pursuant to the Act, and filed the necessary notice of sales pursuant to Rule 503 under Regulation D promulgated pursuant to the Act within the time period required thereby to the extent applicable. In any case, the Company reasonably believes that the securities were sold to no more than thirty-five (35) purchasers of securities from the Registrant, as such number of purchasers is calculated pursuant to Rule 501(e) under Regulation D promulgated pursuant to the Act (excluding, among other things, accredited investors, as such term is defined under Rule 501(e) under Regulation D promulgated pursuant to the Act).

On May 4, 2005 the company issued 759,071 shares of restricted common stock as compensation for services provided under a finders agreement dated November 12, 2003 valued at $1.085 per share. His issuance was exempt under Section 4(2)of the Securities Act 1933.

Stock options: On October 4, 2002 the company issued 669,000 options pursuant to the 2002 Equity Compensation Plan exercisable at $.50 per share expiring ten years from the date of grant.

On January 2, 2003 the Company issued 107,164 options pursuant to the 2002 Equity Compensation Plan exercisable at $.50 per share expiring ten years from the date of grant.

On January 6, 2004 the Company issued 123,000 options pursuant to the 2002 Equity Compensation Plan exercisable at $.50 per share expiring ten years from the date of grant.

On May 19, 2004 the Company issued 100,000 options pursuant to the 2002 Equity Compensation Plan exercisable at $1.00 per share expiring ten years from the date of grant.

On January 6, 2004 the Company issued 120,000 options pursuant to the 2002 Equity Compensation Plan exercisable at $2.00 per share expiring ten years from the date of grant.

On October 4, 2002, the Company adopted and instituted The 2002 Equity Compensation Plan (the "2002 Plan") which is further described below. The 2002 Plan provides for options to be issued to the Company's officers, key employees, consultants and advisors. These options and the shares of common stock to be issued upon exercise of the options were issued by the Company without the use of any underwriters or brokers. The options and shares described in the information regarding the 2002 Plan below were issued under the exemption for registration set forth in Section 4(2) of the Securities Act of 1933 and are subject to Section 4(2) restrictions. These options, and the shares when the options were or are exercised, were issued solely to key employees who have intimate working knowledge of the Company, its operations and its financial condition, each of whom demonstrated their qualifications as an accredited investor. Each employee/investor has access to all relevant Company information.

       SECURITIES AUTHORIZED TO BE ISSUED UNDER EQUITY COMPENSATION PLAN

                             Number of Securities to    Weighted Average
                             be issued Upon Exercise    Exercise Price
                             of Outstanding Options     of Outstanding Options,
Plan Category                Warrants and Rights (a)    Warrants and Rights (b)
-------------------------    -----------------------    -----------------------
Equity compensation plans              0
Approved by Security
Holders
-------------------------    -----------------------    -----------------------
Equity compensation plans            519,000                   $ 0.50
Not Approved by Security             125,000                   $ 1.00
Holders                               24,000                   $ 2.00
-------------------------    -----------------------    -----------------------

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

PLAN OF OPERATIONS

During 2005 the Company established the volume production of the EGC GameCards. This necessitated the cost effective and secure design of GameCards from the manufacturers, involving quality control practices of an extremely high level. The Company marketed the EGC GameCards during 2005 both directly and in conjunction with Scientific Games International, Inc through the joint venture in October 2004 for the exclusive global distribution of EGC GameCards to the lottery industry.

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

We market our products through an internal sales team in the US and the UK. We currently have sales offices or outlets in New York, Las Vegas and London (U.K.). Our sales team has relevant experience in their appropriate markets. In addition to our sales team, we are also working with a small number of strategic partners to distribute our products for a specific market type or geographic territory.

During 2004 a market not previously envisaged by the Company has potentially appeared in Indian Gaming. This market appertains solely to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes in the USA. The Company has received Class II classification for its products from the National Indian Gaming Council
(NIGC). The overall size of the Indian Gaming market is $18 billion.

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

Results of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004.

Electronic Game Card, Inc is a development stage company with revenues of $630,575 in 2005 and $80,250 in 2004. Revenues in 2005 and 2004 were generated from the sale of product to the lottery and sales promotion markets. The Net Loss from Operations was $5,138,230 for 2005 and $8,626,498 in 2004.

Selling and Marketing Expenses reduced in 2005 to $506,319 from $1,049,691 because the high launch expenses from attending trade shows to introduce the new products, production of samples for each product, and travel expenses were reduced in 2005.

General and Administrative expenses increased to $1,729,767 from $959,566 in 2004. This increase is simply due to increased activity by the company management and less involvement by consultants.

Consulting Expenses decreased from $1,565,641to $1,139,947 because the legal expenses incurred in order to comply with federal and state rules and regulations pertaining to the sale of products to Indian casinos, and the requirements necessary to become a supplier to the state lotteries were not repeated in 2005.

Salaries and wages were slightly reduced from $978,295 to $922,704 as staff reductions late in the year began to take effect.

The company recorded a loss of $851,214 against nil loss in 2004 from its involvement in the joint venture with Scientific Games due to items expensed on the development of lottery product.

Expense from the issuance of options and warrants was $4,099,852 in 2004 was not repeated in 2005. In 2004 the Company recorded $3,961,072 as compensation expense for placement agent fees and the cashless provision of the warrants.

FINANCIAL RESOURCES

In a private placement (the "Private Placement") whose final closing occurred on April 6, 2005 the Company sold $8,666,000 gross, for $7,911,200 net proceeds to the Company (net of placement agent fees and expenses), of its convertible promissory notes (the "Convertible Promissory Notes") to accredited investors. The Convertible Promissory Notes, in the aggregate, will automatically convert into approximately 5,777,333 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), upon the effectiveness of actions by the Company's shareholders to authorize the Series A Preferred Stock. Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Company's common stock, par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.50 per share of Common Stock. There can be no assurance, however, that the Series A Preferred Stock will ever be authorized or that the Convertible Promissory Notes will convert into the same. The Convertible Promissory Notes may be converted, at the discretion of each purchaser of such Convertible Promissory Notes in the offering, directly into Common Stock on an as-converted-into-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is authorized and issued, and are immediately convertible for such purpose. Consequently, the Convertible Promissory Notes, in the aggregate, are convertible into 5,777,333 shares of the Company's Common Stock. Also, the Company issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock (once the same is authorized) for every two shares of Series A Preferred into which the Convertible Promissory Notes are initially convertible. The Warrants, in the aggregate, are exercisable to acquire 2,888,666 shares of the Company's Series A Preferred Stock (if the same is authorized) or an equal number of shares of the Company's Common Stock.The Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years.

In the Private Placement, the Company also issued placement agent warrants (the "Placement Agent Warrant") to the placement agents granting the right to purchase, in the aggregate, 477,733 shares of the Company's Common Stock. The Placement Agent Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years.

In connection with the offering of the Convertible Promissory Notes, the Company entered into a Registration Rights Agreement which imposes certain registration obligations upon the Company with respect to the shares of Common Stock underlying the Convertible Promissory Notes sold in the offering. Failure by the Company to file a registration statement covering those Common Shares or to have such registration statement effective within specified time periods and for specified periods of time may constitute a "Non-Registration Event" under the Registration Rights Agreement. For each thirty (30) day period during the pendency of any such Non-Registration Event, the Company shall deliver to each investor in the private placement, as liquidated damages, an amount equal to one percent (1.0%) of the aggregate purchase price paid by such investor for Convertible Promissory Notes in the private placement, subject to the maximum penalty of 18.5% of the gross proceeds. Each such payment is hereinafter referred to as a "Non-Registration Event Penalty Payment". Notwithstanding the foregoing, in no event shall the Company be obligated to pay more than one Non-Registration Event Penalty Payment to the same private placement investor in respect of a substantively concurrent failure to perform. The Company, at its sole discretion, shall pay the Non-Registration Event Penalty Payment to all holders in cash or in shares of its Common Stock, which shares shall be "restricted shares" under applicable law.

The holders of the Series A Preferred Stock shall be entitled to receive cumulative dividends in preference to any dividend on the Common Stock at the rate of 6% per annum of the original issue price per share ($1.50 per share) of the Series A Preferred Stock as adjusted for stock splits, dividends, combinations or other recapitalization of the Series A Preferred Stock, payable in cash or in Series A Preferred Stock, at the Company's sole discretion, out of funds legally available therefor. The holders of Series A Preferred also shall be entitled to participate pro rata in any dividends paid on the Common Stock on an as-converted basis.

The holders of the outstanding Convertible Promissory Notes will receive payments of interest at the same times, and in the same manner, as dividends would have been paid on the Series A Preferred Stock, on an as-converted-into-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is authorized and issued. Each Convertible Promissory Note not previously converted into Series A Preferred Stock or Common Stock shall be due and payable on written demand by any holder on or after March 31, 2007Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

The Company's cash position was $5,544,331 at December 31, 2005 compared with $1,082,558 at December 31, 2004.

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

There is currently an uncertain regulatory environment in our industry, which is intensely regulated, and this could adversely affect our business and operations.

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

The Company may need to raise additional capital in the future, and there is no certainty that we will succeed in doing so in timely fashion, on acceptable terms, or at all, or without substantial dilution of the equity interests of the Company's existing security holders.

The Company has raised capital in the past and may need to raise capital in the future in order to pursue its business plan. There can be no assurance that any additional capital resources which we may need will be available to us as and when required, or on terms that will be acceptable to us, or at all. If we are unable to raise the capital required on a timely basis, we may not be able to fund our current operations and the anticipated development of our business. Moreover, even if the necessary funding is available to us, the issuance of additional securities will dilute the equity interests of our existing stockholders, perhaps substantially.

For example, we sold $8,666,000 of Convertible Promissory Notes in a private placement which closed on April 6, 2005. Those Convertible Promissory Notes initially convert into approximately 5,777,333 shares of the Company's Series A Preferred Stock, or a like number of shares of our Common Stock. In that private placement investors also acquired 5-year Warrants exercisable to acquire, in the aggregate, 2,888,666 shares of the Company's Series A Preferred Stock or an equal number of shares of the Company's Common Stock at an initial exercise price of $1.85 per share of Series A Preferred Stock. In connection with the private placement, we also issued 5-year Placement Agent Warrants to acquire, in the aggregate, 477,733 shares of the Company's Common Stock at an initial exercise price of $1.85 per share. Also, we entered into a Registration Rights Agreement which imposes certain registration obligations upon us with respect to the shares of Common Stock underlying the Convertible Promissory Notes sold in the offering. Failure by us to file a registration statement covering those Common Shares or to have such registration statement effective within specified time periods and for specified periods of time may constitute a "Non-Registration Event" under the Registration Rights Agreement. For each thirty (30) day period during the pendency of any such Non-Registration Event, we are required to deliver to each investor in the private placement, as liquidated damages, an amount equal to one percent (1.0%) of the aggregate purchase price paid by such investor for Convertible Promissory Notes in the private placement, subject to the maximum penalty of 18.5% of the gross proceeds.

We may need to repay the proceeds of from the sale of our Convertible Promissory Notes and this may have a material adverse effect upon us.

We sold $8,666,000 of Convertible Promissory Notes in a private placement which closed on April 6, 2005. Any noteholder may demand repayment on or after March 31, 2007 of Convertible Promissory Notes which have not been converted by that date. The Convertible Promissory Notes automatically convert into Series A Preferred Stock if and when the same is authorized, but to date we have been unable to obtain necessary regulatory approvals to complete that conversion and there can be no assurance that we will be able to do so despite our continued efforts to do so. The Convertible Promissory Notes may also be converted at any time into shares of our Common Stock, but any conversion of that type is at the option of each individual noteholder and is not within our control. We would be materially adversely affected if holders of any significant amount of Convertible Promissory Notes demand repayment of their Convertible Promissory Notes in accordance with their applicable terms.

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

      o the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements

      o general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations; and

      o     import and export customs regulations.

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

There can be no assurance that holders of our Convertible Promissory Notes will be able to convert into shares of our Series A Preferred Stock.

By their terms, our outstanding Convertible Promissory Notes automatically convert into shares of our Series A Preferred Stock if and when all actions necessary for the authorization of our Series A Preferred Stock are completed. Despite our efforts, which are continuing, we have been unable to date to complete necessary regulatory compliance steps in order for the Series A Preferred Stock to be authorized. There can be no assurance that these steps will be completed. If these steps are not completed, holders of our Convertible Promissory Notes would be required to either hold their Convertible Promissory Notes and await repayment of the same at a future date, or demand repayment of the same on or after March 31, 2007, or convert the same into our Common Stock.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and the Cumulative Period April 8, 2002 (Inception) to December 31, 2005

Statement of Stockholders' Equity for the period from April 8, 2002 (Inception) to December 31, 2005

Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2004 and the Cumulative Period April 8, 2002 (Inception) to December 31, 2005

Notes to Financial Statements

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

These financial statements along with the notes thereto and the report of the Company's independent registered public account required to be filed in response to this Item 7 are attached hereto under Item 13 below.

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

None.

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


Name                 Age       Title
----                 ---       -----
Lee J. Cole          45        Director acting President and  acting CEO
John R Bentley       66        President, Chief Executive Officer and Director
                               Resigned 31st January, 2006
Linden J. Boyne      63        Director, Chief Financial Officer & Secretary
Daniel Kane          58        Senior Vice President


LEE COLE, DIRECTOR and acting President and acting CEO

Lee Cole has extensive experience in technology growth companies and the venture capital markets. Lee has been a principal of Tech Capital Group, a technology consulting and investment firm with stakes in private and public information and healthcare technology companies since 1998. Lee Cole is also a Director of Enhance Biotech, Inc., since June 2004, Advance Nanotech, Inc., since October 4, 2004, NeuroBioscience, Inc., since November 14, 2002, and Gardent Pharmaceuticals, Inc., since September 23, 2004.

LINDEN BOYNE, CFO, SECRETARY AND DIRECTOR

Linden Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores. He was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. He resigned in 1991 when the company was acquired. He was an independent company consultant from1992 to 1999. Mr. Boyne has been employed by Sterling FCS Ltd since January 2003. Prior to that, he was employed as a Director of Ci4net Limited from 1999 to 2002. He has been a Director of Gardent Pharmaceuticals, Inc, since September 23, 2004, the corporate Secretary of Innovate Oncology, Inc., since October 1, 2004.

GORDON McNALLY, DIRECTOR

Gordon McNally, 63 is a self employed inventor and gaming consultant who has won awards in the gaming industry for innovative products, including the world's first automatic roulette machine. He was the joint creator of the EGC Gamecard. He has a number of other successful inventions to his credit, in particular the casting of magnesium mouldings for motor racing wheels. He has a life time's inventive experience covering photo-electronics, and mechanical and electronic engineering

Key Employees:

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

ROGER HOLDOM, SENIOR VICE PRESIDENT SALES PROMOTION

Roger Holdom is a Marketing and Media executive with 20 years experience in the business. He joined Ci4net as Marketing in 1999 and has been employed with Electronic Game Card Inc initially as a consultant and then as a member of the management team for the last two years

DAMIEN GOODWIN, SENIOR VICE PRESIDENT PRODUCTION & DEVELOPMENT

Damien is an Economics graduate with extensive experience in the gaming industry. He joined Camelot in 1994 for the launch of the UK National lottery and worked on installation and the in Quality control. He was part of a project team working on a bid for the South African National lottery. In 2001 he joine WagerLogic as an account manager for accounts including The Ritz on Line and Littlewoods. In 2003 he joined the company as production and development manager.

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

CODE OF CONDUCT AND ETHICS

The Board of directors has approved and adopted a Code of Conduct and Ethics, which has been previously disclosed and may be viewed on the company website.

COMPLIANCE OF OFFICERS AND DIRECTORS

Based upon our review of Forms 3, 4, and 5 furnished to us during the last fiscal year, all of our officers, directors and persons holding more than ten percent of our equity securities have filed the reports required of them to be filed pursuant to Section 16 (a) of the Exchange Act, except the Directors filed their reports on Form 5's late.

ITEM 10. EXECUTIVE COMPENSATION

NAME                  ANNUAL COMPENSATION              Long Term
                Year    Salary    Bonus  Other       Compensation     All Other
                          $         $      $            Awards      Compensation

John Bentley    2002    150,000    Nil     0               0              0
                2003    150,000    Nil     0               0              0
                2004    200,000    Nil     0               0              0
                2005    200,000    Nil     0               0              0

Lee Cole        2002          0      0     0               0              0
                2003          0      0     0               0              0
                2004          0      0     0               0              0
                2005          0      0     0               0              0

Linden Boyne    2002          0      0     0         300,000*             0
                2003          0      0     0               0              0
                2004          0      0     0               0              0
                2005          0      0     0               0              0

Gordon Mcnally  2005          0      0     0               0              0

Mr. Bentley was employed on an employment agreement which commenced June 1 2003 however as of January 31, 2006, Mr. Bentley's relationship with the Company ended. This event is reported on a Form 8-K filed with the Commission on February 3, 2006. Effective February 1, 2006, Mr. Bentley resigned as an officer and director of the Company and Mr. Bentley's Employment Agreement with the Company and the Company's Consulting Agreement with Llama have been terminated.

John Bentley served as the Company's Chief Executive Officer (1). Mr. Bentley was employed by the Company pursuant to a written Employment Agreement dated May 28, 2004. That Employment Agreement provided a base salary to Mr. Bentley of $150,000, subject to annual increase at the discretion of the Board of Directors.

The Company and Llama Consultants are parties to agreement dated May 28, 2004, pursuant to which Llama Consultants ("Llama") agreed to provide financial consulting services to the Company, primarily through Mr. Bentley's service ("Llama Consulting Agreement"). The Llama Consulting Agreement was renewable annually on June 1. As provided in the Llama Consulting Agreement, the annual consulting fee paid by the Company to Llama is $150,000.00. Other terms of the Llama Consulting Agreement state that the relationship between the Company and Llama is that of independent contractor, which Mr. Bentley must not compete with the Company, for the reimbursement of certain expenses incurred by Mr. Bentley and that Mr. Bentley provide at least 30 hours a week to the Company.

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

* Options for 300,000 shares granted under the 2002 Equity Compensation Plan.

The Company instituted a stock option plan for officers, key employees, consultants and advisors. The 2002 Equity Compensation Plan provided for options equivalent up to 10% of the issued share capital of the company to be offered to such individuals by the Board. Currently, options representing 1,163,000 shares, out of a permissible total of 1,200,000 options/shares, have been issued. Of these, 315,250 options have been exercised, 137,514 options have been cancelled and 666,000 remain outstanding and capable of being exercised. No further stock option plans have been instituted. Below please find a list of the outstanding options under the 2002 Plan as of December 31, 2005. No further stock option plans have been instituted. With the exception of the CEO, John Bentley, the remaining Directors are compensated in their role as directors and receive a per diem of $1,000 per meeting attended, plus any incurred travel and lodging expenses. All meeting fees were waived.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our Common Stock as of March 31, 2005 by (i) all those known by our management to be owners of more than five percent of the outstanding shares of Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

NAME AND ADDRESS                                                AGGREGATE
OF BENEFICIAL OWNERS/                    NATURE OF              NUMBER OF
DIRECTORS                                OWNERSHIP              SHARES                  PERCENT(1)
-------------------------------------------------------------------------------------------------------------- -----------
Lee Cole                                                                0                     0
Acting President acting CEO Director
712 Fifth Ave 19th Floor
New York, NY 10019

Linden Boyne                             Common Stock             300,000(2)                1.1%
Director, CFO, and Secretary                                                            If exercised
Aberfoyle, Green Lane
Blackwater, Camberley, Surrey
United Kingdom

H McNally
Director                                 Common Stock           1,947,791                   7.5%
Fountain House
Park Street, London, W1

Scientific Games Corporation             Common Stock           2,171,594                   8.3%
1500 Bluegrass Parkway
Alpharetta, GA 30004

Horace S Boone                           Common Stock           1,346,000                   5.2%
c/o Ingalls & Snyder LLC.
61 Broadway,
New York, NY 10006

Pequot Capital Management                Common Stock           3,000,000                  11.5%
500 Nyala Farm Road,
Westport, CT 06880

John Bentley                             Common Stock           2,050,010                   7.6%
Savannah House 11 Charles II St
London

All Executive Officers
and Directors as a Group
(3 people)                               Common Stock           2,247,791                   8.6%

(1) Based on 26,131,513 share of Common Stock issued and outstanding on March 31, 2006

(2)   Options issued under the 2002 Equity Compensation Plan

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We utilize office space in London and New York on a month to month basis in return for payments to Huntfield Properties Ltd., a related party, amounting to approximately $14500 per month. Mr. Cole, the Company's Acting President and Acting Chief Executive Officer, is also the Chief Executive Officer and a Director of Bioaccelerate. Mr. Boyne, the Company's Secretary, Chief Financial Officer (Principal Accounting Officer) and a Director, is also an Officer and Director of Bioaccelerate, Inc. No other relationship between the companies exists.

ITEM 13. EXHIBITS

(a)   The following documents are filed as a part of this report:

      (i)   Exhibits:

            Exhibit 21*   Subsidiaries of the Company

            Exhibit 23.1* Consent of Independent Auditors

            Exhibit 31.1* Certification of Lee Cole, Acting Chief Executive
                          Officer, pursuant to Rule 14(a) or Rule 15(d) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2* Certification of Linden J. H. Boyne, Chief Financial
                          Officer, pursuant to Rule 14(a) or Rule 15(d) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1* Certification of Lee Cole, Chief Executive Officer,
                          pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.2* Certification of Linden J. H. Boyne, Chief Financial
                          Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Fees Billed to the Company by Independent Registered Public Accounting Firm

The aggregate fees billed for professional services rendered by the Company's principal accountant Robison Hill and Co for the audit of the annual financial statements and reviewing the financial statements included in the quarterly reports for the fiscal years ended December 31, 2005 and 2004, were $28,348 and $16,410 respectively.

Fee Category                     Fiscal 2004                 Fiscal 2005
                                      $                           $
                                 ---------------------------------------
Audit Fees                            16,410                      28,348
Audit related Fees                         0                           0
Tax Fees                                   0                           0
                                 -----------                 -----------
Total Fees                            16,410                      28,348
                                 ===========                 ===========

The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

                              FINANCIAL STATEMENTS
                                      INDEX

                                                                           Page
                                                                           ----

Independent Auditor's Report.............................................  F - 1

Consolidated Balance Sheet
  December 31, 2005 and 2004.............................................  F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2005 and 2004
  and the Cumulative Period August 8, 2002 (Inception)
  to December 31, 2005...................................................  F - 3

Statement of Stockholders' Equity for the
  Period From August 8, 2002 (Inception) to December 31, 2005............  F - 4

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2005 and 2004
  and the Cumulative Period August 8, 2002 (Inception)
  to December 31, 2005...................................................  F - 5

Notes to Consolidated Financial Statements...............................  F - 6

                          INDEPENDENT AUDITOR'S REPORT

Electronic Game Card, Inc.
(A Development Stage Company)

      We have audited the accompanying consolidated balance sheets of Electronic Game Card, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations and cash flows for the years ended December 31, 2005 and 2004 and the cumulative period August 8, 2002 (inception) to December 31, 2005, and the statement of stockholders' equity for the period August 8, 2002 (Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion in conformity with accounting principles generally accepted in the United States of America.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Game Card, Inc. (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the cumulative period August 8, 2002 (Inception) to December 31, 2005, The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     Respectfully Submitted,


                                     Robison, Hill & Co.
                                     Certified Public Accountants

Salt Lake City, Utah
April 13, 2006

                            ELECTRONIC GAME CARD INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                  December 31,      December 31,
                                                                      2005              2004
                                                                 --------------    --------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $    5,544,331    $    1,082,558
  Accounts recievable                                                   100,250            80,250
  Deposit on Inventory                                                   66,939           141,800
  Value Added Tax Recievable                                             33,714            46,235
Deferred Charges                                                      1,732,203                --
  Related Party Receivable                                                   --            61,560
  Note Receivable                                                            --           143,468
                                                                 --------------    --------------
      Total current assets                                            7,477,438         1,555,871

PROPERTY & EQUIPMENT:
  Plant and Machinery                                                    22,474             7,185
  Office Equipment                                                       60,302            58,987
  Furniture & Fixtures                                                    1,166               366
  Less: Accumulated Depreciation                                        (45,883)          (25,819)
                                                                 --------------    --------------
      Net Fixed Assets                                                   38,059            40,719
OTHER ASSETS
  Investment in Joint Venture                                           148,786         1,000,000
  Investments                                                            88,754                --
      TOTAL ASSETS                                               $    7,753,037    $    2,596,590
                                                                 ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                               $      560,604    $      620,736
  Accrued liabilities                                                   430,411            41,087
  Related Party Payable                                                 106,944                --
  Unearned Revenue                                                           --            62,370
                                                                 --------------    --------------
      Total Current Liabilities                                       1,097,959           724,193
NON-CURRENT LIABILITIES:
  Convertible note payable                                            4,309,990                --
  Interest payable                                                      398,636                --
                                                                 --------------    --------------
      Total Non-current Liabilities                                   4,708,626                --
                                                                 --------------    --------------
      TOTAL LIABILITIES                                               5,806,585           724,193
                                                                 --------------    --------------
STOCKHOLDERS' EQUITY:
Common stock; $0.001 par value; shares authorized 100,000,000;
  Issued 26,131,513 shares at December 31, 2005
  Issued 24,936,928 shares at December 31, 2004                          26,131            24,937
Additional paid in capital                                           21,640,514        12,207,471
Stock subcription receivable                                                 --          (139,189)
Warrant valuation                                                            --                --
Currency translation adjustment                                        (513,178)         (513,178)
Retained deficit                                                       (157,495)         (157,495)
Deficit accumulated during development stage                        (19,049,521)       (9,550,149)
                                                                 --------------    --------------

      TOTAL STOCKHOLDERS' EQUITY                                      1,946,450         1,872,397
                                                                 --------------    --------------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $    7,753,037    $    2,596,590
                                                                 ==============    ==============

      The accompanying notes are an integral part of these financial statements

                            ELECTRONIC GAME CARD INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                      Cumulative
                                                                                        Since
                                                      For the year ended            August 8, 2002
                                                         31, December                Inception of
                                                --------------------------------      Development
                                                     2005             2004              Stage
                                                --------------    --------------    --------------
Revenue:                                        $      630,575    $       80,250    $      719,142
Cost of sales                                          618,854            53,703           686,009
                                                --------------    --------------    --------------
Gross Profit                                            11,721            26,547            33,133
                                                --------------    --------------    --------------

Expenses:
  Selling and Marketing                                506,319         1,049,691         1,630,363
  General and administrative                         1,729,767           959,566         2,965,136
                                                 --------------    --------------    --------------
      Total operating expenses                       5,149,951         8,653,045        14,726,513

      Loss from operations                          (5,138,230)       (8,626,498)      (14,693,380)
                                                --------------    --------------    --------------
      Net Loss from continuing operations
        before taxes                                (9,499,372)       (8,573,491)      (19,004,601)

Income Taxes                                                --                --              (455)
                                                --------------    --------------    --------------

Net Loss from Continuing Operations                 (9,499,372)       (8,573,491)      (19,005,056)
Discontinued operations:
  Net loss from discontinued
    operations net of tax effects of $0                     --            (6,928)           (8,138)
  Loss on disposal of discontinued operations
    net of tax effects of $0                                --           (36,327)          (36,327)
                                                --------------    --------------    --------------

Total Loss from Discontinued Operations                     --           (43,255)          (44,465)
                                                --------------    --------------    --------------

      Net Loss                                  $   (9,499,372)   $   (8,616,746)   $  (19,049,521)
                                                ==============    ==============    ==============
Basic & Diluted Loss Per Share:
      Continuing Operations                     $        (0.37)   $        (0.38)
      Discontinued Operations                               --                --
                                                --------------    --------------
      Net loss per share- basic and diluted     $        (0.37)   $        (0.38)
                                                ==============    ==============

      Weighted average shares                       25,765,765        22,971,539
                                                ==============    ==============

    The accompanying notes are an integral part of these financial statements

                           ELECTRONIC GAME CARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD APRIL 6, 2000 (INCEPTION) TO DECEMBER 31, 2005

                                    Common Stock                             Share                          Retained
                              -------------------------     Paid-in       Subscription      Currency      8 Aug. 2000
                                Shares       Par Value      Capital        Receivable     Translation        Deficit
                              ----------   ------------   ------------    ------------    ------------    ------------

Total Comprehensive
 Income (Loss)                        --             --             --              --         (92,514)             --

Balance December 31, 2003     13,823,062         13,823             --              --        (118,441)       (157,495)
                              ----------   ------------   ------------    ------------    ------------    ------------
Stock issuance in
 exchange for cash             6,853,750          6,854      6,846,896              --              --              --
Cost of private placement             --             --       (743,483)             --              --              --
Stock issuance in
 exchange for cash             2,171,594          2,172      1,083,625              --              --              --
Stock issuance for
 fundraising                   1,174,000          1,174         (1,174)             --              --              --
Compensation for
 options/warrants                     --             --      3,951,863              --              --              --
Warrants exercised
 for cash                        343,666            344        343,322              --              --              --
Warrants exercised
 for stock                        75,892             76        147,913              --              --              --
Options exercised
 for cash                        100,000            100         99,900              --              --              --
Stock sold for cash               50,000             50         24,950              --              --              --
Stock sold for cash              215,250            215        338,974        (139,189)             --              --
Stock issued for services        114,800            115        114,685              --              --              --
Stock sold for cash               14,914             14             --              --              --              --
Currency translation                  --             --             --              --        (394,737)             --
Net loss                              --             --             --              --              --              --
Total Comprehensive
 Income (loss)                        --             --             --              --        (394,737)             --

Balance December 31, 2004     24,936,928         24,937     12,207,471        (139,189)       (513,178)       (157,495)
                              ----------   ------------   ------------    ------------    ------------    ------------
Cash received on currency
 receivable                           --             --             --         139,189              --              --
Warrants exercised for
 cash                            310,833            311        310,522              --              --              --
Warrants exercised for
 stock                           124,681            125           (125)             --              --              --
Stock issued for
 Fundraising                     759,071            759      1,432,266              --              --              --
Warrants issued for
 Fundraising                          --             --        626,578              --              --              --
Beneficial Conversion                 --             --      4,679,640              --              --              --
Convertible Stock Discount            --             --      2,384,160              --              --              --
Currency translation                  --             --             --              --              --              --
Net Loss                              --             --             --              --              --              --
                              ----------   ------------   ------------    ------------    -------------   -------------
                              26,131,513   $     26,132   $ 21,840,514    $          0    $   (513,178)   $   (157,495)
                              ==========   ============   ============    ============    ============    ============

                              Deficit
                            Accumulated        Total
                               Since        Stockholders'
                              Equity           Surplus
                             Inception        (Deficit)
                            ------------    ------------
August 8, 2002,
 Shares Issued for
 Services                   $         --    $        158

Currency Translation                  --         (25,927)
Net Loss                        (391,403)       (391,403)
Total Comprehensive
 Income                         (391,403)       (417,330)

Balance December 31, 2002       (391,403)       (417,172)
                            ------------    ------------
December 5, 2003,
 Shares Issued in
 connection with
 Reverse Acquisition of
 Scientific Energy, Inc.              --        (143,830)

Currency Translation                  --         (92,514)
Net Loss                        (542,000)       (542,000)
Total Comprehensive
 Income (Loss)                  (542,000)       (634,514)

Balance December 31, 2003       (933,403)     (1,195,516)
                            ------------    ------------
Stock issuance in
 exchange for cash                    --       6,853,750
Cost of private placement             --        (743,483)
Stock issuance in
 exchange for cash                    --       1,085,797
Stock issuance in
 exchange for fundraising             --              --
Compensation for
 options/warrants                     --       3,951,863
Warrants exercised
 for cash                             --         343,666
Warrants exercised
 for stock                            --         147,989
Options exercised
 for cash                             --         100,000
Stock sold for cash                   --          25,000
Stock sold for cash                   --         200,000
Stock issued for services             --         114,800
Stock sold for cash                   --              14
Currency Translation                  --        (394,737)
Net loss                      (8,616,746)     (8,616,746)
Total Comprehensive
 Income (Loss)                (8,616,746)     (9,011,483)

Balance December 31, 2004     (9,550,149)      1,872,397
                            ------------    ------------
Cash received on currency
 receivable                           --         139,189
Warrants exercised
 for cash                             --         310,833
Warrants exercised
 for stock                            --              --
Stock issued for
 Fundraising                          --       1,433,025
Warrants issued for
 Fundraising                          --         626,578
Beneficial Conversion                 --       4,679,640
Convertible Stock Discount            --       2,384,160
Currency translation                  --              --
Net Loss                      (9,499,372)     (9,499,372)
                            ------------    ------------
                            $(19,049,521)   $  1,946,452
                            ============    ============

    The accompanying notes are an integral part of these financial statements

                            ELECTRONIC GAME CARD INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED CASH FLOW

                                                                                          Cumulative
                                                                                            Since
                                                           For the Year Ended           8 August 2002
                                                    --------------------------------     Inception of
                                                     December 31,      December 31,      Development
                                                         2005              2004             Stage
                                                    --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                (9,499,372)       (8,616,746)      (19,049,521)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                                20,064            19,642            45,882
Stock Issued for Expenses                                       --           114,856           114,856
Compensation for Options/Warrants                               --         3,953,778         3,953,778
Joint Venture Equity Losses                                851,214                --           851,214
Interest Expense on options & warrants issued            3,753,843                --         3,753,843
Cashless exercise of Warrants                                   --           148,060           148,060
Net Loss from Discontinued Operations                           --                --             8,036
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger                                         --                --             3,512
Purchase of Plant and Machinery Equipment                  (15,290)               --           (21,305)
Purchase of Office Equipment                                (1,315)          (46,775)          (56,559)
Purchase of Furniture & Fixture                               (800)             (350)           (1,150)
Investment in Probability Games                            (88,754)               --           (88,754)
Investment in Joint Venture                                     --          (956,499)         (956,499)
                                                    --------------    --------------    --------------
Net cash provided by investing activities                 (106,159)       (1,003,624)       (1,120,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock                                 450,022         7,389,489         7,839,511
Amount Loaned on Related Party Receivable                       --           (58,882)          (58,882)
Payment on Related Party Payable                            61,560                --            61,560
Amount Loaned on Note Receivable                                --           (93,654)         (132,522)
Payment on Note Receivable                                 143,468                --           143,468
Payment on Long-Term Note Payable                               --          (940,930)         (973,068)
Proceeds from Long-Term Note Payable                            --            43,263           756,134
Proceeds from Convertabl Notes                           7,947,200                --         7,947,200
                                                    --------------    --------------    --------------
  Net Cash Provided by Financing Activities              8,602,250         6,339,286        15,583,401

Net (Decrease) Increase in Cash                          4,461,773         1,032,796         5,499,756
Foreign Exchange Effect on Cash                                 --            43,030            44,565
Cash at Beginning of Period                              1,082,558             6,732                --
Cash at End of Period                                    5,544,331         1,082,558         5,544,321

   The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:

Interest                                            $           --    $        2,948    $        1,470
Income taxes                                        $           --    $           --    $          455

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

      During 2005, the Company had a joint venture equity loss of $351,214.

      During 2005, the Company recorded interest expense on options and warrants issued during the year of $3,753,843. The accompanying notes are an integral part of these financial statements

   The accompanying notes are an integral part of these financial statements

                           ELECTRONIC GAME CARD, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $19,049,521for the period from August 8, 2002 (inception) to December 31, 2005.

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

      The Company was incorporated under the laws of the United Kingdom on April 6, 2000, under the name of Electronic Game Card, Ltd. Until 2002, the Company remained dormant and had no operations. On August 8, 2002 the Company issued stock for services and began operations, this date has been treated as the date of inception. On May 5, 2003, the Company entered into an agreement whereby it acquired 100% of the outstanding stock of Electronic Game Card Marketing, a Delaware Company.

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

Principals of Consolidation

      The consolidated financial statements include the accounts of the following companies:

            Electronic Game Card, Inc. (Formerly Scientific Energy, Inc.)
              (Nevada Corporation)
            Electronic Game Card, Ltd. (United Kingdom Corporation) Electronic Game Card Marketing (A Delaware Corporation)

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation

      Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

            --------------------------------------------------------
                        Asset                                Rate
            --------------------------------------------------------
            Furniture and Fixtures                           7 years
            Plant and Machinery Equipment                  3-5 years
            Office Equipment                                 3 years
            --------------------------------------------------------

      Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

      Depreciation Expense for the two years ending December 31, 2005 and 2004, were $20,064 and $19,642.

Revenue recognition

      Revenue is recognized from sales of product at the time of shipment to customers.

Advertising Costs

      Advertising costs are expensed as incurred. As of December 31, 2005 and 2004, advertising costs were $506,319 and $1,009,553, respectively.

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

Loss per Share

      Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of December 31, 2005, the Company had 6,433,368 warrants and 666,000 options outstanding to purchase up to 7,099,368 shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for December 31, 2005 and 2004 and are thus not considered.

Income Taxes

      The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock Compensation for Employees

      At December 31, 2005, the Company has an employee compensation plan, with is described more fully in Note 8. Prior to 2003, the Company accounted for those plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation costs was reflected in previously reported results, as all options granted under those plans has an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the company adopted the fair value recognition provision of the FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provision of Statement 123 been applied to all awards granted to employees after January 1, 2002.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES

      The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $14,082,363 in the United States and $5,230,134 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

      For the years ending December 31, 2005 and 2004 income tax expense was $0 and $0.

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2005, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

NOTE 4 - NOTES RECEIVABLE

      As of December 31, 2005 and 2004, the Company has the following amounts owed to the Company:

                                                         2005           2004
                                                     ------------   ------------
Note Receivable, Interest equal to LIBOR,
  due upon demand                                    $          0   $          0
Note Receivable, no interest, due upon
  demand interest imputed using the 12
  month average of 1 month libor rate
  of 1.544                                                     --        143,468
                                                     ------------   ------------
Total Note Receivable                                $          0   $    143,468
                                                     ============   ============

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - CONVERTIBLE PROMISSORY NOTE

      On March 24, 2005 and April 6, 2005, the Registrant sold $8,418,000 and 248,000 Convertible Promissory Notes to accredited investors in a private placement of securities. Each $48,000 principal amount of a Convertible Promissory Note will automatically convert into 32,000 shares of the Registrant's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Registrant's common stock, par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.50 per share of Common Stock. The Convertible Promissory Notes may be converted, at the purchaser's discretion, directly into Common Stock on an as-converted-into-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is authorized and issued, and are immediately convertible for such purpose. Consequently, each Convertible Promissory Note is convertible ultimately into an aggregate of 32,000 shares of Common Stock. Also, the Registrant issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A Preferred into which the Convertible Promissory Notes are initially convertible. The Warrants shall be exercisable to acquire shares of Series A Preferred Stock upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. The Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years. In addition, at the option of the holder, each Warrant is also immediately exercisable directly to acquire, instead of shares of Series A Preferred Stock, shares of Common Stock on an as-converted-from-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is ever authorized or issued. Unexercised Warrants shall expire earlier upon notice by the Company to the holders of the Warrants following any consecutive 30-day trading period during which the Common Stock trades on its principal market at a price at or above three (3) times the then applicable exercise price with average daily volume of at least 100,000 shares (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events).

      At issuance of these Convertible Promissory Notes, a portion of the proceeds was assigned to the conversion feature. Upon conversion, holders will receive common stock with an aggregate fair value of $4,679,640, this beneficial conversion feature is being amortized over the two year life of the note.

      At issuance of these Convertible Promissory Notes, a portion of the proceeds was assigned to the discount feature in the amount of $2,384,160 and is being amortized over the two year life of the note.

                                                                    December 31,
                                                                        2005
                                                                    ------------
      Convertible Note Payable, Interest at 6% per annum,
        Due March 24, 2005                                          $  8,666,000

      Less: Conversion Feature                                         4,356,010
                                                                    ------------

      Total Long-Term Debt                                          $  4,309,990
                                                                    ============

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS

      As at December 31, 2005 and 2004, the Company owed $106,944 and $0 to related parties incurred in the ordinary course of business.

      During the years ended December 31, 2005 and 2004 the Company incurred rent expense of $108,000 and $108,000 for rent for the New York office and $66,200 and $46,000 for the London office.

      During the year ended December 31, 2004 and, the Company has certain related party receivables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest, see long-term notes payable, Note 5. As of December 31, 2005 and 2004, $ 0 and $61,560 was owed to the Company.

NOTE 7 - COMMON STOCK TRANSACTIONS

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

      During 2005 the Company issued 310,833 shares of common stock from warrants in exchange for $310,833 in cash.

      During 2005 the Company issued 124,681shares of common stock from the cashless exercise of warrants.

      During 2005 the Company issued 759,071 shares of common stock for private placement fundraising services.

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

      The 2002 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered. The original exercise price of the options was equal to one half the price at which the Common Stock is issued at the first public offering, however, subsequent to the adoption of the 2002 Equity Compensation Plan the board determined that the exercise price would be issued from a range of $0.50 to $2.00 per option. Those eligible to participate in this plan are entitled to vest 25% of the stock offered in this option for each six months of service with the Company. After vesting the exercise of these options must be done within ten years of the option date. As of December 31, 2005, 315,250 options have been exercised and 666,000 options are outstanding.

      The fair value of each option granted is estimated on the grate date using the closing stock price on the grant date. During 2004 the Company recorded $110,700 in compensation expense in connection with options granted pursuant to this plan.

      In connection with a private placement on March 24 and April 6, 2005, the Company issued 3,366,390 warrants. Each warrant is exercisable for a period of five years at a price of $1.85 for one share of common stock.

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

      In connection with the issuance of convertible debt on March 24, 2005 and April 6, 2005, the Company issued 2,888,667 warrants. Each warrant is exercisable for a period of five years at a price of $1.50 for one share of common stock.. The fair value of the warrants was estimated at $2,384,160 using the Black-Scholes options pricing model with the following assumptions: no dividend, risk-free interest rate of 4.3%, and an expected life of 5 years and volatility of 96%. The value of the warrants have been booked as deferred charges and are being amortized over the two year life of the convertible debt.

      In connection with the issuance of convertible debt on March 24, 2005 and April 6, 2005, the Company issued 477,723 placement agent warrants. Each warrant is exercisable for a period of five years at a price of $1.85 for one share of common stock. The fair value of the warrants was estimated at $626,578 using the Black-Scholes options pricing model with the following assumptions: no dividend, risk-free interest rate of 4.3%, and an expected life of 5 years and volatility of 96%. The value of the warrants have been booked as deferred charges and are being amortized over the two year life of the convertible debt.

      The following table sets forth the options outstanding as of December 31, 2005.

                                                                                Weighted
                                                             Option /            Average             Weighted
                                                             Warrants           Exercise              Average
                                                              Shares              Price             Fair Value
                                                         ----------------    ----------------    ----------------
Options outstanding, December 31, 2004                            767,000    $           1.00

Granted, Exercise price more than fair value                           --                  --
Granted, Exercise price less than fair value                           --                  --

Expired                                                                --                  --

Exercised                                                              --                  --
                                                         ----------------    ----------------
Cancelled                                                         101,000    $           2.00
Options outstanding, December 31, 2005                            666,000    $           1.00
                                                         ================    ================

      The following table sets forth the options outstanding as of December 31, 2004.

                                                                                Weighted
                                                             Option /            Average             Weighted
                                                             Warrants           Exercise              Average
                                                              Shares              Price             Fair Value
                                                         ----------------    ----------------    ----------------
Options outstanding, December 31, 2003                            776,164    $           0.50

Granted, Exercise price more than fair value                      321,000                1.50    $           1.40
Granted, Exercise price less than fair value                      123,000                1.00    $           1.90
Expired                                                           137,914                  --
Exercised                                                         315,250                1.01
                                                         ----------------    ----------------

Options outstanding, December 31, 2004                            767,000    $           1.00
                                                         ================    ================

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

      A summary of the options outstanding as of December 31, 2005 by range of exercise prices is shown as follows:

                                                                                       Weighted-            Weighted-
                                             Weighted-            Shares /              Average              Average
                         Shares /             Average             Warrants          Exercise Price         Contractual
   Exercise              Warrants            Exercise             Currently            Currently            Remaining
    Price              Outstanding             Price             Exercisable          Exercisable             Life
---------------      ---------------      ---------------      ---------------      ---------------      ---------------
$          0.50              519,000      $          0.50              519,000      $          0.50              8 years
$          1.00              123,000      $          1.00              123,000      $          1.00              9 years
$          2.00               24,000      $          2.00               24,000      $          2.00              9 years

      The following table sets forth the warrants outstanding as of December 31, 2005.

                                                                                Weighted
                                                             Option /            Average             Weighted
                                                             Warrants           Exercise              Average
                                                              Shares              Price             Fair Value
                                                         ----------------    ----------------    ----------------
Warrants outstanding, December 31, 2004                         3,603,425    $           1.00

Granted, Exercise price more than fair value                    2,888,667                        $           1.77
                                                                             $           1.85
Granted, Cashless Exercise price more than fair value             477,723    $           1.85    $           1.77

Expired                                                                --                  --
Exercised                                                         435,514                1.00
                                                         ----------------    ----------------
Cancelled                                                         100,933
Options/Warrants outstanding, December 31, 2005                 6,433,368    $           1.00
                                                         ================    ================

      The following table sets forth the warrants outstanding as of December 31, 2004.

                                                                                Weighted
                                                             Option /            Average             Weighted
                                                             Warrants           Exercise              Average
                                                              Shares              Price             Fair Value
                                                         ----------------    ----------------    ----------------
Warrants outstanding, December 31, 2003                                 0    $           0.00

Granted, Exercise price more than fair value                           --                  --                 --
Granted, Exercise price less than fair value                    4,098,875                0.15               1.93
Expired                                                                --                  --
Exercised                                                         419,558                1.03
                                                         ----------------    ----------------
Cancelled                                                          75,892
Options/Warrants outstanding, December 31, 2004                 3,603,425    $           1.00
                                                         ================    ================

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

      A summary of the warrants outstanding as of December 31, 2005 by range of exercise prices is shown as follows:

                                                                                       Weighted-            Weighted-
                                             Weighted-            Shares /              Average              Average
                         Shares /             Average             Warrants          Exercise Price         Contractual
   Exercise              Warrants            Exercise             Currently            Currently            Remaining
    Price              Outstanding             Price             Exercisable          Exercisable             Life
---------------      ---------------      ---------------      ---------------      ---------------      ---------------
$          1.00            3,066,978      $          1.00            3,066,978      $          1.00            3.2 years
$          1.85            3,366,390      $          1.85            3,366,390      $          1.85           4.25 years

NOTE 9 - DISCONTINUED OPERATIONS

      On December 5, 2003, the Company entered into an agreement with Scientific Energy, Inc. (Utah), that upon completion, 100% (20,000,000 shares) of the Scientific Energy's shares would be returned, and the Company would cease to be a wholly owned subsidiary of Electronic Game Card, Inc. On November 30, 2004 the Company completed the disposal of the discontinued operations.

      The assets and liabilities of Scientific Energy, Inc. (Utah) to be disposed of consisted of the following:

                                              November 30,
                                                  2004
                                            ----------------    ----------------
Cash                                        $             40
Intangibles                                           50,000
                                            ----------------    ----------------
Total Assets                                          50,040
                                            ----------------    ----------------

Accounts Payable                                      11,978
Income Tax Payable                                       100
Shareholder Loan                                       1,635
                                            ----------------    ----------------
Total Liabilities                                     13,713
                                            ----------------    ----------------

Net Assets to be Disposed of                $         36,327
                                            ================    ================

      Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2004.

      Operating results of this discontinued operation for the years ended December 31, 2004 are shown separately in the accompanying consolidated statement of operations. The operating results of the discontinued operations for the years ended December 31, 2004 consist of:

                                                  2004
                                            ----------------    ----------------
General and Administrative Expenses         $          5,913
Interest Expense                                       1,013
Tax Expense                                               --
                                            ----------------    ----------------
Net Loss                                    $         (6,926)
                                            ================    ================

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

NOTE 11 - COMMITMENTS

      On September 1, 2004, the Company entered into a lease agreement with a related party for office space in London on a one year lease agreement. The terms for the agreement required a monthly rent of $5,520 (3,000UK). As of December 31, 2005 the Company Leases this office space on a month to month lease.

      The Company also leases office space in New York on a month to month basis from a related party. The monthly rent on this lease is $9,000 per month.

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

      The Company accounts for the investment in the joint venture under the equity method and holds a 50% interest in the joint venture.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

      The aggregate summarized financial statements for the joint venture for December 31, 2005 are as follows. As of December 31, 2004 there were no transactions from the joint venture.

      Balance Sheet

                                     Assets
            Cash                                       $     437,725
            Prepaid Expenses                                  19,198
            Deposits                                         152,940
            Inventory                                         91,080
                                                       -------------
                  Total Assets                         $     700,943
                                                       =============

                        Liabilities and Partners' Equity
                                   Liabilities

            Due Scientific Games, Inc.                 $     403,371

                  Total Liabilities                          403,371
                                                       -------------

                  Partners' Equity
            Capital                                        1,000,000
            Retained Earnings Current                       (702,428)
                                                       -------------
                  Total Equity                               297,572
                                                       -------------

            Total Liabilities and Partners' Equity     $     700,943
                                                       =============


      Income Statement
            Revenue                                    $     250,914
            Cost of Sales                                    858,766
                                                       -------------
            Gross Profit                                    (607,852)

            Selling, general and administrative
              Expenses                                        94,576
                                                       -------------

                  Loss                                 $    (702,428)
                                                       =============

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC GAME CARD, INC


By: /s/ LEE COLE
    ------------------------------------
    Acting President and
    Acting Chief Executive Officer and Director
    April __, 2006


By: /s/ Linden J H Boyne
    ------------------------------------
    Linden J H Boyne
    Chief Financial Officer (Principal Accounting Officer),
    Secretary and Director
    April __, 2006




                                 Exhibit Index

Exhibit 21*   Subsidiaries of the Company

Exhibit 23.1* Consent of [ACCOUNTANT]

Exhibit 31.1* Certification of Lee Cole, Acting Chief Executive Officer,
              pursuant to Rule 14(a) or Rule 15(d) adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2* Certification of Linden J. H. Boyne, Chief Financial Officer,
              pursuant to Rule 14(a) or Rule 15(d) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1* Certification of Lee Cole, Acting Chief Executive Officer,
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2* Certification of Linden J. H. Boyne, Chief Financial Officer,
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith