Form 10KSB/A
period 2004-12-31
ELECTRONIC GAME CARD INC
filed 2006-05-05
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 6)

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

While the Company's production of GameCards is not subject to the direct jurisdiction of a state, the Company's customers are subject to the jurisdiction and control of the states in which the customers operate. The Company provides products to customers, whether a State, a State Agency or other licensed retailer, based upon that customer's specifications. The customers bear the responsibility to comply with state laws and regulations. The Company will work with its customers to insure that the products are in compliance with applicable state laws and regulations. The following is a brief discussion of some of the state regulations to which customers could be subject. These discussions primarily address casino licensees. However, they are generally indicative of the type of state regulation one could expect when entering the "gaming market."

NEVADA

In the State of Nevada gaming is subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board. The laws, regulations and supervisory procedures of the Nevada gaming authorities are based upon declarations of public policy that are concerned with, among other things:

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

Currently the Company does not have any customers in the State of Michigan. However, if the Company commences doing business with a licensee in the State of Michigan, the Company will take all steps necessary to comply with Michigan state requirements.

MISSISSIPPI

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

ILLINIOIS

Gaming in Illinois is subject to extensive state regulation under the Illinois Gaming Board (the "Illinois Board"). These laws address riverboat gambling and gaming licensees. Illinois strictly regulates the facilities, persons, associations and practices related to gaming operations. It grants the Illinois Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Illinois laws for the purpose of administering, regulating and enforcing the system of riverboat gaming. The number of gaming participants will be determined by the number of gaming positions available at any given time. Gaming positions are counted as follows:

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

         o the directors of the licensee or applicant and its chief executive officer, president and chief operating officer or their functional equivalents; and

         o all other individuals or business entities that, upon review of the applicant=s or licensees table of organization, ownership and control the board determines hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the Illinois Board for the specified licensee or applicant.

If and when we negotiate with States, State Agencies or licensed retailers to provide them with GameCards, the regulations applicable to us will be limited to compliance with the individual game standards and requirements, such as established sales promotions (name of game, cost per card, prizes), lottery and gaming mechanics, and the percentage of winners, all of which will be specified by our customer. These could be demanding. However such standards and requirements should be as thorough or as stringent as those imposed on the retailer. Also, we will not be handling any public funds, such as receipts from daily sales, and do not anticipate we will have any responsibilities beyond providing a technically compliant product. This would also be the case for other providers and retailers licensed by a particular state In both instances, we would sell bulk supplies of our GameCard to the State, State Agency or licensed retailer for distribution and sale to the public.

Please be aware that we are unable to predict any changes that may occur in any Federal or State laws regulating gaming. Suffice it to say that gaming is a highly regulated industry. Also, with the apparent growth of State Lotteries, multi-state lotteries, Indian Gaming and gaming in general, we expect that further more stringent regulations will be adopted by various governments. We cannot guarantee that we will be able to satisfactorily respond to each such change. In particular, should gaming be prohibited in any jurisdiction that would eliminate that particular market entirely.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of May 2006.

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