Form 10QSB/A
period 2005-03-31
ELECTRONIC GAME CARD INC
filed 2006-05-05
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 6 TO
                                  FORM 10-QSB/A

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


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have restated our accounts, specifically the Cash Flow Statements to take account of amendments to the Form 10-KSB/A for December 31, 2004, which effected the opening balances. The foreign currence translation adjustment of (pound)394,737 was mistakenly included in the net cash used in operations. After discussion with our independent accountants we have restated our Cash Flow statements. This restatement has caused us to review our disclosure control and procedures that are designed to snsure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Commision's rules and foroms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (or Acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participate of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controal sand procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2005, the end of the period. Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, each of them have determined that our disclosure controls and procedures are effective.

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

The amendment has not become effective.
ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The  following  exhibits are  included as part of this report:

Exhibit
Number      Title of Document
-------     --------------------------------------------------------------------

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

                               ELECTRONIC GAME CARD





DATE: May 5, 2006              BY: /S/ LEE COLE
                                   --------------------------------
                                   LEE COLE
                                   ACTING PRESIDENT AND ACTING CHIEF
                                   EXECUTIVE OFFICER


DATE: May 5, 2006              BY: /S/ LINDEN BOYNE
                                   --------------------------------
                                   LINDEN BOYNE
                                   SECRETARY / TREASURER
                                   (PRINCIPAL FINANCIAL OFFICER)