Form 10QSB
period 2006-03-31
ELECTRONIC GAME CARD INC
filed 2006-05-16
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date : May 5, 2006 26,131,513

                                     PART I

Item 1. Financial Statements

                            ELECTRONIC GAME CARD INC
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                   March 31,       December 31,
                                                     2006              2005
                                                  ------------     ------------
                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                        $  5,096,835        5,544,331
 Accounts recievable                                   100,250          100,250
 Deposit on Inventory                                   66,939           66,939
 Value Added Tax Recievable                             26,624           33,715
 Deferred Charges                                    1,384,920        1,732,203
  Related Party Receivable                                  --               --
  Note Receivable                                           --               --
                                                  ------------     ------------
      Total current assets                           6,675,567        7,477,439
                                                  ------------     ------------
PROPERTY & EQUIPMENT:
  Plant and Machinery                                   22,722           22,474
  Office Equipment                                      60,585           60,302
   Furniture & Fixtures                                  1,179            1,166
   Less: Accumulated Depreciation                      (48,852)         (45,883)
                                                  ------------     ------------
      Net Fixed Assets                                  35,634           38,059
                                                  ------------     ------------
OTHER ASSETS
  Investment in Joint Venture                          148,786          148,786
  Investments                                           88,754           88,754
                                                  ------------     ------------
      TOTAL ASSETS                                $  6,948,741     $  7,753,037
                                                  ------------     ------------

                            ELECTRONIC GAME CARD INC
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                   March 31,       December 31,
                                                                      2006             2005
                                                                  ------------     ------------
                                                                  (Unaudited)
CURRENT LIABILITIES:
 Accounts payable                                                 $    519,044     $    560,604
 Accrued liabilities                                                   690,391          430,411
 Related Party Payable                                                  10,644          106,944
 Unearned Revenue                                                           --               --
                                                                  ------------     ------------
     Total Current Liabilities                                       1,220,078        1,097,959
                                                                  ------------     ------------
NON-CURRENT LIABILITIES:
 Convertible note payable                                            5,192,965        4,309,990
 Interest payable                                                      528,626          398,637
                                                                  ------------     ------------
     Total Non-current Liabilities                                   5,721,591        4,708,627
                                                                  ------------     ------------
     TOTAL LIABILITIES                                               6,941,670        5,806,585
                                                                  ------------     ------------
STOCKHOLDERS' EQUITY:
Common stock; $0.001 par value; shares authorized 100,000,000;
   Issued and 26,131,513 shares at March 31,2006
     and 26,131,513 shares at December 31,2005                          26,132           26,132
Additional paid in capital                                          21,640,514       21,640,514
Stock subcription receivable                                                --               --
Currency translation adjustment                                       (513,178)        (513,178)
Retained deficit                                                      (157,495)        (157,495)
Deficit accumulated during development stage                       (20,988,902)     (19,049,521)
                                                                  ------------     ------------
     TOTAL STOCKHOLDERS' EQUITY                                          7,072        1,946,451
                                                                  ------------     ------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $  6,948,741     $  7,753,037
                                                                  ------------     ------------


The accompany notes are an integral part of these financials statements

                            ELECTRONIC GAME CARD INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (Unaudited)

                                                                               Cumulative
                                                                                 Since
                                                                                August 8,
                                                                                  2002
                                                  For the three months        Inception of
                                                      31, March               Developmnet
                                                2006             2005            Stage
                                            ----------------------------------------------
Revenue:                                    $    152,145     $    136,620     $    871,287
Cost of sales                                     82,486          114,048          768,495
                                            ------------     ------------     ------------
Gross Profit                                      69,659           22,572          102,793
                                            ------------     ------------     ------------
Expenses:
 Selling and Marketing                            19,399           53,072        1,649,762
 General and administrative                      167,354          324,370        3,132,490
 Consulting expenses                             188,348           92,682        3,289,263
 Salaries and wages                              174,309          214,142        2,253,342
 Joint Venture loss                                   --          851,214
 Compensation for issuance of warrants                --               --        4,099,852
                                            ------------     ------------     ------------
   Total operating expenses                      549,410          684,266       15,275,923
                                            ------------     ------------     ------------
   Loss of operations                           (479,751)        (661,694)     (15,173,131)
 Foreign currency translation                       (635)         (17,376)         (67,878)
 Late registration fee                                --         (430,411)
 Interest, net                                (1,458,995)         (84,300)      (5,272,563)
 Settlement of Litigation                             --               --           42,154
                                            ------------     ------------     ------------
   Net Loss from continuing operations        (1,939,381)        (763,370)     (20,943,982)
   before taxes
Income Taxes                                          --               --             (455)
                                            ------------     ------------     ------------
Net Loss from Continuing Operations           (1,939,381)        (763,370)     (20,944,437)
                                            ------------     ------------     ------------
Discontinued operations:
 Net loss from discontinued
   operations net of tax effects of $0                --               --           (8,138)
 Loss on disposal of discontinued
   operations net of tax effects of $0                --               --          (36,327)
                                            ------------     ------------     ------------
Total Loss from Discontinued Operations               --               --          (44,465)
                                            ------------     ------------     ------------
   Net Loss                                 $ (1,939,381)    $   (763,370)    $(20,988,902)
                                            ============     ============     ============
Basic & Diluted Loss Per Share:
   Continuing Operations                    $      (0.08)    $      (0.03)
   Discontinued Operations                            --               --
                                            ------------     ------------
   Net loss per share- basic and diluted    $      (0.08)    $      (0.03)
                                            ============     ============
   Weighted average shares                    25,765,765       24,955,613
                                            ------------     ------------

The accompany notes are an integral part of these financials statements

                            ELECTRONIC GAME CARD INC
                          (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED CASH FLOWS

                                                                                      Cumulative
                                                                                        Since
                                                                                    8 August 2002
                                                     For the Three Months Ended     Inception of
                                                      March 31,       March 31,      Development
                                                        2006           2005             Stage
                                                     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              (1,939,381)       (763,370)    (20,988,902)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                                2969           4,378          48,851
Stock Issued for Expenses                                     --              --         114,856
Compensation for Options/Warrants                             --              --       3,953,778
Joint Venture Equity Losses                                   --              --         851,214
Interest Expense on options & warrants issued                 --              --       3,753,843
Cashless exercise of Warrants                                 --              --         148,060
Net Loss from Discontinued Operations                         --              --           8,036
Amortisation of interest expense                         882,975              --         882,975
Amortisation of Deferred Charges                         347,283         347,283
Loss on Disposal of Operations                                --              --          36,345
Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable                               (74,250)        (96,910)
(Increase) Decrease in Deposit on Inventory                               68,948        (107,752)
(Increase) Decrease in Prepaid Expenses                                 (294,160)            765
(Increase) Decrease in Value Added Tax Receivable          7,091          12,862         (23,516)
Increase (Decrease) in Accounts Payable                  (41,560)       (225,837)        440,347
Increase (Decrease) in Related Party Payable             (96,300)             --          10,644
Increase (Decrease) in Accrued Liabilities               259,980         (41,087)        677,261
Increase (Decrease) in Interest Payable                  129,989           9,686         528,675
Increase (Decrease) in Unearned Revenue                                  (62,370)         (2,713)
                                                     -----------     -----------     -----------
  Net Cash Used in continuing activities                (446,954)     (1,365,200)     (9,146,860)
  Net Cash Used in discontinued activities                    --              --           7,124
                                                     -----------     -----------     -----------
  Net Cash Used in operating activities                 (446,954)     (1,365,200)     (9,409,736)
                                                     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger                                       --              --           3,512
Purchase of Plant and Machinery Equipment                     --         (21,305)
Purchase of Office Equipment                              (1,902)        (56,559)
Purchase of Furniture & Fixture                               --          (1,150)

                            ELECTRONIC GAME CARD INC
                          (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED CASH FLOWS
                                    Unaudited

Investment in Probability Games                                         --         (88,754)
Investment in Joint Venture                                          5,940        (956,499)
                                               -----------     -----------     -----------
Net cash provided by investing activities                            4,038      (1,120,755)
                                               -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock                                         254,960       7,839,511
Amount Loaned on Related Party Receivable                          (56,142)        (58,882)
Payment on Related Party Payable                                        --          61,560
Amount Loaned on Note Receivable                                        --        (132,522)
Payment on Note Receivable                                         142,116         143,468
Proceeds from Related Party Payable                                 97,500
Payment on Long-Term Note Payable                                                 (973,068)
Proceeds from Long-Term Note Payable                                               756,134
Proceeds from Convertible Notes                                  7,699,200       7,947,200
                                               -----------     -----------     -----------
  Net Cash Provided by Financing Activities             --       8,137,634      15,583,401

Net (Decrease) Increase in Cash                   (446,954)      6,776,472       5,052,910
                                               -----------     -----------     -----------
Foreign Exchange Effect on Cash                                        197          43,925
                                                                                      (542)
Cash at Beginning of Period                      5,544,331       1,082,558              --
                                               -----------     -----------     -----------
Cash at End of Period                            5,096,835       7,859,227       5,096,835
                                               ===========     ===========     ===========

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

         During 2005, the Company had a joint venture equity loss of $851,214.

         During 2005, the Company recorded interest expense on options and warrants issued during the year of $3,753,843.

   The accompanying notes are an integral part of these financials statements


   The accompanying notes are an integral part of these financials statements

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

Interim Reporting

         The unaudited financial statements as of March 31, 2006, for the three month period, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $20,988,902 for the period from April 8, 2002 (inception) to March 31,2006. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from sale of its electronic game cards.

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

      On December 5, 2003, the Company acquired 100% of the outstanding stock of the Electronic Game Card, Inc. (Nevada) in a reverse acquisition. At this time, a new reporting entity was created and the name of the Company was changed to Electronic Game Card, Inc

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

 As of March 31, 2006, the Company is in the development stage but has begun planned principal operations.

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

Depreciation

         Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Asset                                Rate
-----                                ----

Furniture                          7 years
Plant and Machinery Equipment    3-5 years
Office Equipment                   3 years

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

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         Depreciation Expenses for the three months ending March 31, 2006 and 2005 were $5,545 and $5,806 respectively

Advertising Costs

         Advertising costs are expensed as incurred.  For the three months ended
March  31,  2006  and  2005,   advertising   costs  were  $19,398  and  $53,436,
respectively.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of March 31, 2006, the Company had 12,769,553 options and warrants outstanding to purchase up to 12,782,053 shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for March 31, 2006 and 2004 and are thus not considered.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued).

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

NOTE 2 - INCOME TAXES

         The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of December 31, 2005, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $ 14,082,363 in the United States and $14,605,417 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


For the years ending December 31, 2005 and 2004 income tax expense was $0 and $0

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2006, the Company had cash and cash equivalents of $5,096,835 .

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 2006 and the year ended December 31, 2005, the Company has certain related party payables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest. As of March 31, 2006 and December 31, 2005, $10,644 and $106,944, owed by the Company.

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

                                                       March 31,    December 31,
                                                        2006           2005
                                                      ----------    ----------
Convertible Note Payable, Interest at 6% per annum,   $8,666,000    $8,666,000
   Due March 24, 2005

Less: Conversion Feature                               3,473,035     4,356,010
                                                      ----------    ----------
                                                                    ----------

Total Long-Term Debt                                  $5,192,965    $4,309,990
                                                      ==========    ==========

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

NOTE 8 - JOINT VENTURE

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

ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

Electronic Game Card, Inc., is a supplier of innovative games to the lottery, casino, and promotional industry worldwide. Our lead product is the EGC GameCard, a unique credit card-sized pocket game combining interactive capability with "instant win" excitement. We have had revenues of $871,287 from sales of the GameCards since inception. The company has made losses in the development stage since August, 8th 2002 of $20,988,902.


THE COMPANY

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a supplier of innovative games to the lottery and promotional industry worldwide. Our lead product is the EGC GameCard, a proprietary credit card-sized pocket game combining interactive capability with "instant win" excitement.

The EGC GameCard was designed by us to be rich in functionality, customizable, portable, and cost efficient. Each EGC GameCard is equipped with a microprocessor, random number generator, LCD, and power source, and security features protecting both the consumer and the promoter. The EGC GameCard weighs in at just less than one half ounce and is approx. 3mm thick. We have three distinct markets for our GameCard product: the Lotteries; Indian Gaming, and the Sales Promotions.

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

During 2004 it appeared that the dialogue with clients in regard to customizing games to a great degree was too time consuming and only profitable in respect of large volume orders of over 250,000 GameCard units. Consequently a new strategy of storing parts of generic games so as to be able to deliver smaller quantities more rapidly with improved cost efficiency has been put in place.

Since the pricing and delivery times of the GameCards have caused potential customers to reconsider their purchase of our products, our new product strategy is designed to address this concern. Introducing a new product into the sales and promotion marketing arena, despite its demand for novelty products and innovative ideas, takes time and adaptability to market needs. Even so EGC feel that the interest shown in 2005 will increase in 2006.

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

BUSINESS STRATEGY

The Company is currently marketing the EGC GameCard to lottery promoters in the US through its joint venture with Scientific Games International, Inc. A further opportunity has now opened to the company following approval of our product for sale to consumers on Tribal Lands by the NIGC (see above) which opens up a substantial market place.

The Electronic GameCard is supported by the EGC Sales Marketing and Games Design. The company strategy is to develop generic games which do not require specific customization and consequently avoid lengthy software processes. This allows for sales of EGC product in smaller quantities and at greatly improved delivery times, the lack of which the Company believes was a previous impediment to sales.

We are also working closely with strategic partners to distribute our products globally. We typically enter into exclusive contracts with strategic partners for a specific market and geography and several such negotiations have been completed recently in Portugal, India, and Mexico

RESULTS OF OPERATIONS

The company has recorded $152,145 of revenues this quarter and for the year to date. Sales and Marketing costs were $19,399 compared with $53,072 in the comparable period for 2005. This reflects a reduction in attendance at trade shows and events during the period. General and Administration expenses were $167,354 compared with $324,370 for the same period in 2005. This expense was lower than the comparable period as we continued to make economies during the period. Consultancy costs were higher at $188,348 compared with $92,682 in the previous year due to expenditure to resolve some quality control problems in the production process. Salaries and payroll costs were $174,309 compared with $214,142 a reduction generated by staff reduction. Operating loss reduced to $479,751 compared with $661,694 for the comparable period.

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

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer and the Company's Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15e and 15d -15-e under the Securities Exchange Act of 1934 as amended). Based on this evaluation the Company's Chief Executive Officer and the Company's Chief Financial Officer the Company concluded that information is recorded, processed, summarized and reported within the time period specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (or Acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2005, the end of the period. Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, each of them has determined that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

                              ELECTRONIC GAME CARD

Date: May 15, 2006             By:  /s/ Lee Cole
                                   ---------------------------------
                                   Lee Cole
                                   Acting President and Acting Chief
                                   Executive Officer

Date: May 15, 2006             By:  /s/ Linden Boyne
                                   ---------------------------------
                                   Linden Boyne
                                   Secretary / Treasurer
                                   (Principal Financial Officer)