Form 10-Q
period 2006-06-30
ELECTRONIC GAME CARD INC
filed 2006-08-14
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Traditional small business disclosure format    Yes [X]    No [  ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical
                         date : July 31, 2006  26,845,799

PART I


                            ELECTRONIC GAME CARD, INC

                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                     June 30,           December 31,
                                                                                       2006                2005
                                                                                   ------------         ------------

                                        ASSETS

CURRENT ASSETS

   Cash and cash equivalents ...................................................   $  4,224,173         $  5,544,331
   Accounts receivable .........................................................        201,172              100,250
   Deposit on inventory ........................................................        167,189               66,939
   Value Added Tax receivable ..................................................         22,234               33,715
   Deferred charges ............................................................      1,037,637            1,732,203
                                                                                   ------------         ------------

Total Current Assets ...........................................................      5,652,405            7,477,438
                                                                                   ------------         ------------

PROPERTY AND EQUIPMENT

   Plant and machinery .........................................................         73,721               22,474
   Office equipment ............................................................         61,725               60,302
   Furniture and fixtures ......................................................          1,275                1,166
   Less Accumulated depreciation ...............................................        (52,954)             (45,883)
                                                                                   ------------         ------------

Total Property and Equipment, Net ..............................................         83,767               38,059
                                                                                    ------------         ------------

OTHER ASSETS

   Investment in joint venture .................................................        148,786              148,786
   Investments .................................................................        188,754               88,754
                                                                                   ------------         ------------

TOTAL ASSETS ...................................................................   $  6,073,712         $  7,753,037
                                                                                   ============         ============



              LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES

   Accounts payable ............................................................   $    288,772         $    560,604
   Accrued liabilities .........................................................        950,370              430,411
                                                                                   ------------         ------------

Total Current Liabilities ......................................................      1,239,142            1,097,959
                                                                                   ------------         ------------

NON-CURRENT LIABILITIES

   Convertible note payable ....................................................      6,075,940            4,309,990
   Interest payable ............................................................        658,616              398,636
                                                                                   ------------         ------------
Total Non-Current Liabilities ..................................................      6,734,556            4,708,626
                                                                                   ------------         ------------
Total Liabilities ..............................................................      7,973,698            5,806,585
                                                                                   ------------         ------------


STOCKHOLDERS' EQUITY/(DEFICIT)
   Common stock, par value $0.001, 100,000,000 shares authorized, 26,845,799 shares issued and outstanding as of June 30, 2006,
   26,131,513 shares issued and outstanding as of December 31, 2005 ............         26,847               26,132
   Additional paid-in capital ..................................................     21,639,809           21,640,514
   Accumulated deficit during development stage ................................    (22,895,969)         (19,049,521)
   Retained deficit ............................................................       (157,495)            (157,495)
   Currency translation adjustment .............................................       (513,178)            (513,178)
                                                                                   ------------         ------------

Total Stockholders' Equity/(Deficit) ...........................................     (1,954,986)           1,946,452
                                                                                   ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT) ...........................   $  6,073,712         $  7,753,037
                                                                                   ============         ============

The accompanying notes are an integral part of these financial statements

                            ELECTRONIC GAME CARD, INC

                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended              Six months Ended        From Inception
                                                         June 30,        June 30,         June 30,      June 30,    August 8, 2002
                                                          2006            2005            2006           2005      to June 30, 2006
                                                      -----------------------------------------------------------------------------

Revenue ..........................................   $     201,172    $         --    $    353,317    $    136,620    $  1,072,459
Cost of sales ....................................         144,170             --         226,656         114,048         912,665
                                                      ------------    ------------    ------------    ------------    ------------
Gross Profit .....................................          57,002              --         126,661          22,572         159,794
                                                      ------------    ------------    ------------    ------------    ------------



Operating expenses

    Sales and marketing ..........................         30,642          96,609          50,041         150,045       1,680,404
    General and administrative ...................        246,880         258,578         414,234         646,782       3,379,370
    Consulting expenses ..........................        128,375         208,000         316,723         300,682       3,417,638
Salaries and wages ...............................         91,325         155,264         265,634         369,406       2,344,667
    Joint venture loss ...........................           --              --              --              --           851,214
    Compensation for issuance of warrants ........           --              --              --              --         4,099,852
                                                      ------------    ------------    ------------    ------------    ------------
Total Operating Expenses .........................        497,222         718,451       1,046,632       1,466,915      15,773,145
                                                      ------------    ------------    ------------    ------------    ------------

Net operating (loss) from operations .............       (440,220)       (718,451)       (919,971)     (1,444,343)    (15,613,351)


Other income (expenses)


    Foreign currency translation .................          62,274           7,192          61,639          (2,596)         (5,604)
    Late registration fee ........................              --              --              --              --        (430,411)
    Interest and finance charges .................      (1,529,121)       (112,799)     (2,988,116)       (197,160)     (6,801,683)
                                                      ------------    ------------    ------------    ------------    ------------
Net loss for continuing operations before taxes ..      (1,907,067)       (824,058)     (3,846,448)     (1,644,099)    (22,851,049)
                                                      ------------    ------------    ------------    ------------    ------------


Income Taxes .....................................              --              --              --              --            (455)
                                                      ------------    ------------    ------------    ------------    ------------
    Net Loss From Continuing Operations ..........      (1,907,067)       (824,058)     (3,846,448)     (1,644,099)    (22,851,504)
                                                      ------------    ------------    ------------    ------------    ------------
Discontinued operations
    Net loss from discontinued
    operations net of tax effects of $0 ..........              --              --              --              --          (8,138)

     Loss on disposal of discontinued
     operations net of tax effects of $0 .........              --              --              --              --         (36,327)
                                                      ------------    ------------    ------------    ------------    ------------
Total Loss From Discontinued Operations ..........              --              --              --              --         (44,465)
                                                      ------------    ------------    ------------    ------------    ------------
NET LOSS ........................................    $  (1,907,067)  $    (824,058)  $   (3,846,448)  $ (1,644,099)   $(22,895,969)
                                                     -------------   -------------   --------------   ------------    ------------

Per Share Information Basic and Diluted...........
        Continuing operations ....................   $      (0.07)   $      (0.03)   $      (0.15)    $     (0.07)
        Discontinued operations ..................             --              --              --               --
                                                     ------------    ------------    ------------     ------------
     Net (Loss) Per Common Share Basic and Diluted   $      (0.07)   $      (0.03)   $      (0.15)    $      (0.07)
                                                     ------------    ------------    ------------     ------------
Weighted Average Number of Shares Outstanding ....     26,488,656      25,007,781      26,127,211       25,007,781
                                                     ------------    ------------    ------------     ------------


The accompanying notes are an integral part of these financial statements.

                            ELECTRONIC GAME CARD INC
                          (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                     Cumulative
                                                                                       Since
                                                                                    April 6 2002
                                                        For the Six Months Ended    Inception of
                                                       June 30,        June 30,      Development
                                                        2006            2005           Stage
                                                     -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ........................................    (3,846,448)    (1,644,099)   (22,895,965)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation ....................................         7,071          9,930         52,953
Stock Issued for Expenses .......................            --             --        114,856
Compensation for Options/Warrants ...............            --             --      3,953,778
Joint Venture Equity Losses .....................            --             --        851,214
Interest Expense on options & warrants issued ...            --             --      3,753,843
Cashless exercise of Warrants ...................            --             --        148,060
Net Loss from Discontinued Operations ...........            --             --          8,036
Amortization of interest expense ................    17,659,950       154,225      17,659,950
Amortization of Deferred Charges ................       749,586             --        749,586
Loss on Disposal of Operations ..................            --             --         36,345
Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable ......      (100,922)       (74,250)      (197,832)
(Increase) Decrease in Deposit on Inventory .....      (100,250)      (260,553)      (208,002)
(Increase) Decrease in Prepaid Expenses .........           765
(Increase) Decrease in Value Added Tax Receivable        11,481         18,794        (19,126)
Increase (Decrease) in Accounts Payable .........      (271,832)      (197,484)       209,967
Increase (Decrease) in Related Party Payable ....      (106,944)            --             --
Increase (Decrease) in Accrued Liabilities ......       519,969        (44,087)       937,250
Increase (Decrease) in Interest Payable .........       259,980        139,220        537,396
Increase (Decrease) in Unearned Revenue .........            --        193,220         (2,713)
                                                    -----------    -----------    -----------
  Net Cash Used in continuing activities ........    (1,167,359)    (1,705,029)   (10,337,368)
  Net Cash Used in discontinued activities ......            --             --          7,124
                                                    -----------    -----------    -----------
  Net Cash Used in operating activities .........    (1,167,359)    (1,705,029)   (10,130,244)
                                                    -----------    -----------    -----------

                            ELECTRONIC GAME CARD INC
                          (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)
(Continued)

                                                                                     Cumulative
                                                                                       Since
                                                                                    April 6 2002
                                                        For the Six Months Ended    Inception of
                                                       June 30,        June 30,      Development
                                                        2006            2005           Stage
                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Merger .........................            --             --          3,512
Purchase of Plant and Machinery Equipment .......       (51,247)           462        (72,552)
Purchase of Office Equipment ....................        (1,423)        (2,387)       (57,982)
Purchase of Furniture & Fixture .................          (109)            24         (1,259)


Investment in Probability Games .................      (100,000)            --       (188,754)
Investment in Joint Venture .....................            --          5,940       (956,499)
                                                    -----------    -----------    -----------
Net cash provided by investing activities .......      (152,799)         4,039     (1,273,534)
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock ......................            --        424,616      7,839,511
Related party receivable ........................            --         23,153             --
Amount Loaned on Related Party Receivable .......            --             --        (58,882)
Payment on Related Party Payable ................            --             --         61,560
Amount Loaned on Note Receivable ................            --             --       (132,522)
Payment on Note Receivable ......................            --        142,116        143,568
Proceeds from Related Party Payable .............            --         97,500             --
Payment on Long-Term Note Payable ...............            --             --       (973,068)
Proceeds from Long-Term Note Payable ............            --             --        756,134
Proceeds from Convertible Notes Payable .........            --      7,911,400      7,947,200
                                                    -----------    -----------    -----------
  Net Cash Provided by Financing Activities                  --      8,598,785     15,583,401

Foreign Exchange Effect on Cash .................            --            541         44,575
                                                    -----------    -----------    -----------
 Net (Decrease) Increase in Cash .................   (1,320,158)     6,898,336      4,224,173

Cash at Beginning of Period .....................     5,544,331      1,082,558             --
                                                    -----------    -----------    -----------
Cash at End of Period ...........................     4,224,173      7,980,894      4,224,173
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

Interim Reporting

      The unaudited financial statements as of June 30, 2006, for the three month period, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $22,950,969 for the period from April 6, 2000 (inception) to June 30,2006. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from sale of its electronic game cards.

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

      On December 5, 2003, the Company acquired 100% of the outstanding stock of the Electronic Game Card, Inc. (Nevada) in a reverse acquisition. At this time, a new reporting entity was created and the name of the Company was changed to Electronic Game Card, Inc

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

As of June 30, 2006, the Company is in the development stage but has begun planned principal operations.

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

Depreciation

      Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                    Asset                           Rate
     ---------------------------------       -------------------
     Plant and Machinery Equipment                3 years
     Office Equipment                             3 years

      Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

, and any resulting gain or loss is credited or charged to income.

      Depreciation Expenses for the three months ending June 30, 2006 and 2005 were $5,545 and $5,806 respectively

Advertising Costs

      Advertising costs are expensed as incurred. For the six months to June 30 2006 and 2005 were $19,398 and $53,436 respectively.

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

Loss per Share

      Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of June 30, 2006, the Company had options and warrants outstanding to purchase up to shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for June 30, 2006 and 2005 and are thus not considered.

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

NOTE 2 - INCOME TAXES

      The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of December 31, 2005, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,444,213 in the United States and $5,714,249 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

For the years ending December 31, 2005 and 2004 income tax expense was $0 and $0

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2006, the Company had cash and cash equivalents of $.

                           ELECTRONIC GAME CARD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS

None

NOTE 5 - STOCK OPTIONS /WARRANTS

      The Company has adopted a stock compensation plan entitled the 2002 Equity Compensation Plan. Pursuant to this 2002 Equity Compensation Plan, grants of shares can be made to (i) designated employees of Electronic Game Card Inc. (the "Company") and its subsidiaries including Electronic Game Card Ltd, (ii) certain advisors who perform services for the Company or its subsidiaries and (iii) non-employee members of the Board of Directors of the Company (the "Board") with the opportunity to receive grants of incentive stock options, nonqualified options, share appreciation rights, restricted shares, dividend equivalent rights and cash awards. The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company's shareholders, and will align the economic interests of the participants with those of the shareholders.

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

NOTE 6 - JOINT VENTURE

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

NOTE 7- CONVERTIBLE PROMISSORY NOTE

      On March 24, and April 6th, 2005 the Registrant sold a total of $8,418,000 Convertible Promissory Notes to accredited investors in a private placement of securities. This note is payable upon written demand which may be made on or after March 31, 2007, unless this note has been converted into shares of the Company's "Series A Preferred Stock" or "Common Stock". The Interest rate of this note is 6%. In connection with the convertible debt issuance on March 24, 2005 the company incurred charges in the amount of $718,800. These costs are being amortized over the two year life on the note and as of March 31, 2006 amortization amount that has been booked to interest expense is $1,458,995

      Each $48,000 principal amount of a Convertible Promissory Note will automatically convert into 32,000 shares of the Registrant's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Registrant's common stock, par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.50 per share of Common Stock. The Convertible Promissory Notes may be converted, at the purchaser's discretion, directly into Common Stock on an as-converted-into-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is authorized and issued, and are immediately convertible for such purpose. Consequently, each Convertible Promissory Note is convertible ultimately into an aggregate of 32,000 shares of Common Stock. Also, the Registrant issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A Preferred into which the Convertible Promissory Notes are initially convertible. The Warrants shall be exercisable to acquire shares of Series A Preferred Stock upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. The Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years. In addition, at the option of the holder, each Warrant is also immediately exercisable directly to acquire, instead of shares of Series A Preferred Stock, shares of Common Stock on an as-converted-from-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is ever authorized or issued. Unexercised Warrants shall expire earlier upon notice by the Company to the holders of the Warrants following any consecutive 30-day trading period during which the Common Stock trades on its principal market at a price at or above three (3) times the then applicable exercise price with average daily volume of at least 100,000 shares (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events).

ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

      Electronic Game Card, Inc., is a supplier of innovative games to the lottery, casino, and promotional industry worldwide. Our lead product is the EGC GameCard, a unique credit card-sized pocket game combining interactive capability with "instant win" excitement. We have had revenues of $from sales of the GameCards since inception. The company has made losses in the development stage since August, 8th 2002 of $22,895,969.

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

      EGC's Joint Venture agreement with Scientific Games resulted from the first consumer launch of the EGC GameCards to the Iowa State lottery. The Iowa Lottery Quarter Play GameCard was launched on t October 4, 2004 and the Iowa lottery and Scientific Games publicly stated that the results exceeded their expectations of sales level and consumer reaction. The Iowa lottery placed a re-order for a further 189,000 Quarter Play GameCards for delivery in April 2005 and agreed to place orders for over 500,000 GameCards in total to be delivered during 2005. This order and an order to the Kansas States Lottery for 120,000 GameCards were delayed until 2006 due to further product development.

      The delayed order for 120,000 the Kansas State Lottery Lucky 7s went on sale on the June 1, 2006. The market demand for the Lucky 7s Electronic GameCard was high "Our EGC is flying off the shelves, which is a strong indication this is the kind of added entertainment value our lottery players are looking for in their lottery games," said Lottery Executive Director Ed Van Petten. "We anticipated a positive response to the game, but the sales and positive feedback from our players have gone beyond our expectations. We are thrilled to be among the first lotteries in the world to offer these types of innovative, extended play lottery games to Kansas Lottery players."

      This success has prompted Kansas to announce on July 25 , 2006 an immediate and complete repeat of the order for 120,000 Lucky 7s Electronic GameCard and to consider the next version of Electronic GameCard to introduce to Kansas Lottery players in early 2007

      The delay to the Iowa lottery product was also eliminated when the latest Electronic GameCard game "Pocket Poker" went on state-wide sale on the July 31. With the Electronic GameCard distribution complete Iowa Lottery will undertake a marketing campaign in early August to generate interest including activities at the Iowa State Fair.

SALES PROMOTION MARKET

      The sales promotion prize and competition market is one in which the promoter (usually a well known brand) must not be seen to obtain money for entry and where no purchase of the brand's goods is necessary in order not to fall under the laws by which lotteries are regulated our EGC GameCards can be applied to a broad range of potential promotional opportunities.

      The early pricing and delivery strategy of the GameCards have caused potential customers to reconsider their purchase of our products, our new product strategy is designed to address this concern. Introducing a new product into the sales and promotion marketing arena, despite its demand for novelty products and innovative ideas, takes time and adaptability to market needs. Targeting the Electronic GameCard at the Gaming sales promotion market has produce results. On the May 11, 2006 Ward Media, a direct marketing agency representing leading online casino Golden Palace.com, announced that it is to use the "Codebreaker GameCard TM " in a new promotion for Goldenplace.com the on-line casino.

      Then on July 8 , EGC announce that the MGM Grand Casino in Detroit had order a promotion using Electronic GameCards. The announcement state that the promotion would start in Q3 2006 and be aimed at the Michigan Area.

      On the July 25, 2006 Electronic GameCard, confirmed that the Santa Ana Star Casino has signed an agreement to use Electronic GameCards in a promotion for its gaming property in the Pueblo of Santa Ana, New Mexico. The Santa Ana Star Casino is the first U.S. Native American gaming casino to purchase Electronic GameCards for use in a commercial promotion.

      These three sales promotion sector orders demonstrate the commercial promotions opportunities for the Electronic GameCard and the basis for continued marketing activity. EGC is confident that the interest shown in this sector will continue to increase in 2006.

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

      EGC was advised that the application of a scratch panel to the electronic GameCard, which would allow the physical playing of the game card, could change the NIGC classification. The application of a scratch panel would then define the electronic display as an alternative means of play that is just a technological aid.

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

      The success in the sales promotion in the Gaming sector and in particular the sale to the Santa Ana Star Casino, New Mexico demonstrate the interest in the Electronic GameCard in this sector. Therefore EGC continues the sales and marketing activity to generate sales around Class II gaming

BUSINESS STRATEGY

      The Company is currently marketing the EGC GameCard to lottery promoters in the US through its joint venture with Scientific Games International, Inc. A further opportunity has now opened to the company following approval of our product for sale to consumers on Tribal Lands by the NIGC (see above) which opens up a substantial market place.

      The Electronic GameCard is supported by the EGC Sales and Marketing and the design of Games Concepts and software. The company strategy is to develop generic games which do not require specific customization and consequently avoid lengthy software processes. This allows for sales of EGC product in smaller quantities and at greatly improved delivery times, the lack of which the Company believes was a previous impediment to sales. We are also working closely with strategic partners to distribute our products globally. We typically enter into exclusive contracts with strategic partners for a specific market and geography and several such negotiations have been completed recently in Portugal, India, and Mexico

PRODUCT DEVELOPMENT

      The company has a continuous programme of product development comprising improvement of existing designs and additions to our suite of 11 games currently on offer to clients. Game design is divided into four stages, concept development, software, testing and finally manufacturing. Product improvement is generated by in house review and response to specific customer recommendations.

      The physical design of the GameCard has been enhanced through modifications to circuit design, leading to a more robust product. Independent Quality Assurance testing from our most recent manufacturing runs indicates that we are now producing our most reliable product to date. Further enhancements are being considered to improve the Gamecard still further. In addition to improved circuit design we are currently upgrading the MCU Body (chip). This will further reduce likelihood of resets.

      To maintain the flow of orders from existing and new customers the company has already introduced new games and is further expanding the range. Games currently under development are:

o Lucky 8's - A variation on our most popular game Lucky 7s but themed for the Asian market where 8 is a lucky number and 4 is unlucky - software developed, ready for manufacture

o     "Hole in One" - a golf themed game - software in development

o Deal or No Deal - two variations using the popular TV show "Deal or No Deal" as inspiration - concepts in development

o Tic Tac Toe - a game where players win points for getting 3 X's in a line on a 3x3 grid. This game involves a larger and more complex LCD than those developed by EGC to date - concept in development/ feasibility being investigated

o Match 3/ Number Grid - a replication of a traditional scratch card with the EGC version offering a number of plays - concept in development

RESULTS OF OPERATIONS

      The company has recorded $ 201,172 of revenues this quarter and $353,317 for the year to date. Sales and Marketing costs were $30,642 compared with $96,609 in the comparable period for 2005. This reflects a reduction in attendance at trade shows and events during the period. General and Administration expenses were $246,880 compared with $258,578 for the same period in 2005. This expense was lower than the comparable period as we continued to make economies during the period. Consultancy costs were lower at $128,375 compared with $208,000 in the previous year due to expenditure incurred in the prior period to resolve some quality control problems in the production process. Salaries and payroll costs were $ 91,325 compared with $155,264 in 2005 there were less employees in the period. Operating loss increased to $1,907,067 compared with $824,058 for the comparable period due to interest and finance charges related to the fund raising in April 2005 which were $1,416,322 higher than the comparable period. Operating losses excluding the interest charges were $495,220 compared to $718,451 in the comparable period of 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

      At the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer and the Company's Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15e and 15d -15-e under the Securities Exchange Act of 1934 as amended). Based on this evaluation the Company's Chief Executive Officer and the Company's Chief Financial Officer the Company concluded that information is recorded, processed, summarized and reported within the time period specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (or Acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of 30, 2006, the end of the period. Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, each of them has determined that our disclosure controls and procedures are effective.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included as part of this report:

Exhibit
Number        Title of Document
--------      -----------------

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

                              ELECTRONIC GAME CARD



Date: August 10, 2006             By:  /s/ Lee Cole
                                   ---------------------------------
                                   Lee Cole
                                   Acting President and Acting Chief
                                   Executive Officer



Date: August 10, 2006             By:  /s/ Linden Boyne
                                   ---------------------------------
                                   Linden Boyne
                                   Secretary / Treasurer
                                   (Principal Financial Officer)