Form 10QSB/A
period 2006-06-30
ELECTRONIC GAME CARD INC
filed 2006-08-16
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                            ELECTRONIC GAME CARD INC
                          (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                     Cumulative
                                                                                       Since
                                                                                    April 6 2002
                                                        For the Six Months Ended    Inception of
                                                       June 30,        June 30,      Development
                                                        2006            2005           Stage
                                                     -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ........................................    (3,846,448)    (1,644,099)   (22,895,965)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation ....................................         7,071          9,930         52,953
Stock Issued for Expenses .......................            --             --        114,856
Compensation for Options/Warrants ...............            --             --      3,953,778
Joint Venture Equity Losses .....................            --             --        851,214
Interest Expense on options & warrants issued ...            --             --      3,753,843
Cashless exercise of Warrants ...................            --             --        148,060
Net Loss from Discontinued Operations ...........            --             --          8,036
Amortization of interest expense ................     1,710,185        154,225      1,710,185
Amortization of Deferred Charges ................       749,586             --        749,586
Loss on Disposal of Operations ..................            --             --         36,345
Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable ......      (100,922)       (74,250)      (197,832)
(Increase) Decrease in Deposit on Inventory .....      (100,250)      (260,553)      (208,002)
(Increase) Decrease in Prepaid Expenses .........           765
(Increase) Decrease in Value Added Tax Receivable        11,481         18,794        (19,126)
Increase (Decrease) in Accounts Payable .........      (271,832)      (197,484)       209,967
Increase (Decrease) in Related Party Payable ....      (106,944)            --             --
Increase (Decrease) in Accrued Liabilities ......       519,969        (44,087)       937,250
Increase (Decrease) in Interest Payable .........       259,980        139,220        537,396
Increase (Decrease) in Unearned Revenue .........            --        193,220         (2,713)
                                                    -----------    -----------    -----------
  Net Cash Used in continuing activities ........    (1,167,359)    (1,705,029)   (10,337,368)
  Net Cash Used in discontinued activities ......            --             --          7,124
                                                    -----------    -----------    -----------
  Net Cash Used in operating activities .........    (1,167,359)    (1,705,029)   (10,130,244)
                                                    -----------    -----------    -----------

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

NOTE 7- CONVERTIBLE PROMISSORY NOTE

      On March 24, and April 6th, 2005 the Registrant sold a total of $8,418,000 and $248,000 respectively of Convertible Promissory Notes to accredited investors in a private placement of securities. This note is payable upon written demand which may be made on or after March 31, 2007, unless this note has been converted into shares of the Company's "Series A Preferred Stock" or "Common Stock". The Interest rate of this note is 6%. In connection with the convertible debt issuance on March 24, 2005 the company incurred charges in the amount of $718,800. These costs are being amortized over the two year life on the note and as of March 31, 2006 amortization amount that has been booked to interest expense is $1,458,995

      Each $48,000 principal amount of a Convertible Promissory Note will automatically convert into 32,000 shares of the Registrant's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Registrant's common stock, par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.50 per share of Common Stock. The Convertible Promissory Notes may be converted, at the purchaser's discretion, directly into Common Stock on an as-converted-into-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is authorized and issued, and are immediately convertible for such purpose. Consequently, each Convertible Promissory Note is convertible ultimately into an aggregate of 32,000 shares of Common Stock. Also, the Registrant issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A Preferred into which the Convertible Promissory Notes are initially convertible. The Warrants shall be exercisable to acquire shares of Series A Preferred Stock upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. The Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years. In addition, at the option of the holder, each Warrant is also immediately exercisable directly to acquire, instead of shares of Series A Preferred Stock, shares of Common Stock on an as-converted-from-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is ever authorized or issued. Unexercised Warrants shall expire earlier upon notice by the Company to the holders of the Warrants following any consecutive 30-day trading period during which the Common Stock trades on its principal market at a price at or above three (3) times the then applicable exercise price with average daily volume of at least 100,000 shares (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events).

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

                              ELECTRONIC GAME CARD



Date: August 16, 2006             By:  /s/ Lee Cole
                                   ---------------------------------
                                   Lee Cole
                                   Acting President and Acting Chief
                                   Executive Officer



Date: August 16, 2006             By:  /s/ Linden Boyne
                                   ---------------------------------
                                   Linden Boyne
                                   Secretary / Treasurer
                                   (Principal Financial Officer)