Form 10QSB
period 2006-09-30
ELECTRONIC GAME CARD INC
filed 2006-11-20
CIK 1083036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date : October 31 , 2006 26,846,799

                                     PART I

                            ELECTRONIC GAME CARD, INC
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                        September 30,   December 31,
                                                                            2006            2005
                                                                        ------------    ------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            $  3,494,971    $  5,544,332
   Accounts receivable                                                       299,811         100,250
   Deposit on inventory                                                       25,480          66,939
   Value Added Tax receivable                                                 22,796          33,715
   Deferred charges                                                          690,354       1,732,203
   Related party receivable                                                    3,118            --
                                                                        ------------    ------------
Total Current Assets                                                       4,536,530       7,477,438
                                                                        ------------    ------------

PROPERTY AND EQUIPMENT
   Plant and machinery                                                        74,456          22,474
   Office equipment                                                           62,563          60,302
   Furniture and fixtures                                                      1,315           1,166
   Less Accumulated depreciation                                             (62,663)        (45,883)
                                                                        ------------    ------------
Total Property and Equipment, Net                                             75,671          38,059
                                                                        ------------    ------------

OTHER ASSETS
   Investment in joint venture                                               148,786         148,786
   Investments                                                               438,754          88,754
                                                                        ------------    ------------
TOTAL ASSETS                                                            $  5,199,741    $  7,753,038
                                                                        ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                     $    407,597    $    560,604
   Accrued liabilities                                                     1,210,351         430,411
   Related party payable                                                        --           106,944
                                                                        ------------    ------------
Total Current Liabilities                                                  1,617,948       1,097,959
                                                                        ------------    ------------

NON-CURRENT LIABILITIES
   Convertible notes payable                                               6,958,915       4,309,990
   Interest payable                                                          788,606         398,637
                                                                        ------------    ------------
Total Non-Current Liabilities                                              7,747,521       4,708,627
                                                                                        ------------
Total Liabilities                                                          9,365,469       5,806,586
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY/(DEFICIT)
   Common stock, par value $0.001, 100,000,000 shares authorized,
   26,846,799 shares issued and outstanding as of September 30, 2006,
   26,131,513 shares issued and outstanding as of December 31, 2005           26,847          26,132
   Additional paid-in capital                                             21,639,814      21,640,514
   Accumulated deficit                                                   (25,104,197)    (19,207,016)
   Accumulated other comprehensive loss                                     (728,192)       (513,178)
                                                                        ------------    ------------
Total Stockholders' Equity/(Deficit)                                      (4,165,728)      1,946,452
                                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                    $  5,199,741    $  7,753,038
                                                                        ============    ============

The accompanying notes are an integral part of these financial statements.

                            ELECTRONIC GAME CARD, INC
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                    For the Three Months            For the Nine Months
                                                        September 30,                  September 30,
                                                     2006           2005            2006            2005
Revenue                                         $    331,522    $       --      $    684,839    $    232,875
Cost of sales                                        228,200            --           519,856         191,673
Gross Profit                                         103,322            --           164,983          41,202

Operating expenses
   Sales and marketing                                38,627         270,159          88,668         284,610
   General and administrative                        176,502         284,092         525,736         786,528
   Consulting expenses                               138,820         367,815         455,543         690,918
   Salaries and wages                                116,035         166,722         436,669         592,067
Total operating expenses                             469,984       1,088,788       1,506,616       2,354,123


Net operating loss from operations                  (366,662)     (1,088,788)     (1,341,633)     (2,312,921)

Other income (expenses)
   Late registration fee                            (259,980)           --          (779,940)           --
   Interest expense, net                          (1,307,453)           (801)     (3,775,608)       (424,263)
Net loss before tax                               (1,934,095)     (1,089,589)     (5,897,181)     (2,737,184)


Income tax                                              --            (1,871)           --              --
NET LOSS                                        $ (1,934,095)   $ (1,091,460)   $ (5,897,181)   $ (2,737,184)


Net Loss Per Common Share - Basic and Diluted   $      (0.07)   $      (0.04)   $      (0.24)   $      (0.11)

Weighted Average Number of Shares Outstanding   $ 26,846,799    $ 25,958,968    $ 25,765,765    $ 24,955,613

The accompanying notes are an integral part of these consolidated financial statements.

                                                     For the Nine Months Ended
                                                    September 30, September 30,
                                                       2006           2005
                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES :

Net Loss                                            $(5,897,181)   $(2,737,184)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                             16,780         15,640
Amortization of interest expense                      1,464,312        188,518
Amortization of deferred charges                      1,041,849           --
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable             (199,561)      (120,488)
(Increase) decrease in deposit on inventory              41,459       (351,382)
(Increase) decrease in value added tax receivable        10,919         14,562
Increase (decrease) in accounts payable                (153,007)      (164,474)
Increase (decrease) in related party payable           (106,944)          --
Increase (decrease) in accrued liabilities              779,940        (41,087)
Increase (decrease) in interest payable                 389,969        272,385
Increase (decrease) in unearned revenue                    --          193,275
                                                    -----------    -----------
  Net cash used in operating activities              (2,611,465)    (2,730,235)
                                                    -----------    -----------

(Continued)


                                                    For the Nine Months Ended
                                                   September 30,   September 30,
                                                        2006           2005
                                                    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES :
Purchases of property and equipment                     (54,392)       (18,606)
Investment in joint venture                                --            5,940
Investments made                                       (350,000)          --
                                                    -----------    -----------
Net cash used in investing activities                  (404,392)       (12,666)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to related party                                (3,118)      (181,785)
Payments from related party                                --          239,616
Proceeds from issuance of convertible notes payable     754,600      7,911,400
Proceeds from issuance of common stock                     --          437,116
                                                    -----------    -----------
   Net cash provided by financing activities            751,482      8,406,347

                                                    -----------    -----------

Foreign exchange effect on cash                         215,014         22,799
                                                    -----------    -----------

Net (Decrease) Increase in Cash                      (2,049,361)     5,686,245

Cash at Beginning of Period                           5,544,332      1,082,558
                                                    -----------    -----------
Cash at End of Period                               $ 3,494,971    $ 6,768,803
                                                    ===========    ===========

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:

Interest                                            $      --      $      --
                                                    ===========    ===========
Income Taxes                                        $      --      $      --
                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements

                           ELECTRONIC GAME CARD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

The Company was incorporated under the laws of the United Kingdom on April 6, 2000, under the name of Electronic Game Card, Ltd. Until 2002, the Company remained dormant and had no operations until August 8 2002. On May 5, 2003, the Company entered into an agreement whereby it acquired 100% of the outstanding stock of Electronic Game Card Marketing, a Delaware Company.

On December 5, 2003, the Company acquired 100% of the outstanding stock of the Electronic Game Card, Inc. (Nevada) in a reverse acquisition. At this time, a new reporting entity was created and the name of the Company was changed to Electronic Game Card, Inc.

The Company engages in the development, marketing, sale and distribution of recreational electronic software which primarily targeted towards lottery and sales promotion markets through its Great Britain subsidiary.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 included in the Company's annual report on Form 10-KSB.

Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $22,950,969 for the period from August 8, 2000 (inception) to September 30, 2006. The Company's future capital requirements will depend on numerous factors including, but not limited to, additional debt and equity financings, continued progress in developing its products, market penetration and profitable operations from sale of its electronic game cards.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

Principles of Consolidation

The consolidated financial statements include the accounts of the following companies:

o        Electronic Game Card, Inc. ( Nevada Corporation)
o        Electronic Game Card, Ltd. (United Kingdom Corporation)
o        Electronic Game Card Marketing (A Delaware Corporation)

All significant intercompany accounts and transactions have been eliminated.

                           ELECTRONIC GAME CARD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to$100,000. At September 30, 2006, the Company did not have any balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at credit worthy financial institutions.


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

Depreciation

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                        Asset                              Rate
   ------------------------------------------------ -------------------

   Plant and machinery equipment                         3 years
   Office equipment and furniture                        3 years

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to the statements of operations.

                           ELECTRONIC GAME CARD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Advertising Costs

Advertising costs are expensed as incurred. For the three months ended September 30, 2006 and 2005, advertising costs were $1,727 and $13,018, respectively and for the nine months to September 30 2006 and 2005 were $39,420 and $45,280 respectively.

Revenue recognition

Revenue from product sales, net of estimated provisions, will be recognized when the merchandise is shipped to an unrelated third party, as provided in Staff
Accounting: Bulletin No. 104, "Revenue Recognition in Financial Statements" (SAB104"). Accordingly, revenue is recognized when all four of the following criteria are met:

       o     persuasive evidence that an arrangement exists;

       o     delivery of the products has occurred;

       o     the selling price is both fixed and determinable;

       o     collectibility is reasonably probable.

Foreign Currency Translation

The Company's primary functional currencies are the United States Dollar (USD) and the Great Britain Pound (GBP). Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the period. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive income/loss in stockholders' equity.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of September 30, 2006, the Company had options and warrants outstanding to purchase up to shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for September 30, 2006 and 2005 and are thus not considered.

Stock Compensation for Non-Employees

The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not expect the adoption of FAS 158 to have a material impact on our financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. In those situations, the reporting entity need not undertake all possible efforts to obtain information about market participant assumptions. However, the reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of FAS 157 to have a material impact on our financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Statement permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) amortization method, or (b) fair value measurement method. At its initial adoption, the statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of FAS 156 to have a material impact on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of FAS 155 to have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process with the first step being recognition and the second step measurement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable (b) a reduction in a deferred tax asset or an increase in a deferred tax liability. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet adopted FIN 48 and do not expect the adoption to have a material impact on our financial condition or results of operations.


Reclassifications

Certain reclassifications have been made to the 2005 financial statements in order to conform to the current presentation.

                           ELECTRONIC GAME CARD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                                   (Unaudited)


NOTE 2 INCOME TAXES

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

For the years ending December 31, 2005 and 2004 income tax expense was $0 and $0

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities



NOTE 3 RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company has certain related party receivables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest. As of September 30, 2006 and December 31, 2005 , $3,118 and $0 is still owed to the Company.

During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company has certain related party payables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest. As of September 30, 2006 and December 31, 2005, $0 and $106,944, no liability remains.


NOTE 4 STOCK OPTIONS /WARRANTS

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

                           ELECTRONIC GAME CARD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


NOTE 4 STOCK OPTIONS /WARRANTS
       (Continued)

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


NOTE 5 JOINT VENTURE

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

                           ELECTRONIC GAME CARD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)



NOTE 6   CONVERTIBLE PROMISSORY NOTE

On March 24, and April 6th, 2005 the Registrant sold a total of $8,666,000 Convertible Promissory Notes to accredited investors in a private placement of securities. This note is payable upon written demand which may be made on or after March 31, 2007, unless this note has been converted into shares of the Company's "Series A Preferred Stock" or "Common Stock". The Interest rate of this note is 6%. In connection with the convertible debt issuance on March 24, 2005 the company incurred charges in the amount of $718,800. These costs are being amortized over the two year life on the note and as of September 30, 2006 the amortization amount that has been booked to interest expense is $539,100.

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


The Convertible Promissory Notes were issued with 2,888,667 five (5) year warrants exercisable at $1.85 per share. The warrants were valued at $2,384,160 and is being amortized over a two year period. For the three months and nine months ended September 30, 2006 $298,020 and $894,060 was charged to interest expense.

The Convertible Promissory Notes were issued with a Beneficial Conversion Feature of $4,679,640 and is being amortized over a two year period. For the three months and nine months ended September 30, 2006 $584,955 and $1,754,865 was charged to interest expense.

The Company has agreed to register the 5,777,333 shares of common stock underlying the Convertible Promissory Notes. The Company is currently in default of this requirement and has incurred a Late Registration Fee three months and nine months ended September 30, 2006 $259,980 and $779,940.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Statements contained in this interim report on Form 10-QSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in the "Risk Factors" contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and elsewhere in this Quarterly Report on Form 10Q-SB. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. Accordingly, you should not unduly rely on forward-looking statements.

COMPANY OVERVIEW

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a supplier of innovative games to the lottery and promotional industry worldwide. Our lead product is the EGC GameCard, a proprietary credit card-sized pocket game combining interactive capability with "instant win" excitement. We have had revenues of $1,403,981 from sales of the GameCards since inception. The company has incurred losses of $25,104,197 since inception.

The EGC GameCard was designed by us to be rich in functionality, customizable, portable, and cost efficient. Each EGC GameCard is equipped with a microprocessor, random number generator, LCD, and power source, and security features protecting both the consumer and the promoter. The EGC GameCard weighs in at just less than one half ounce and is approx. 3mm thick. We have three distinct markets for our GameCard product : the Lotteries; Indian Gaming, and the Sales Promotions.

LOTTERY MARKET

Lottery operators currently make use of paper scratch cards to give players an "instant" win or lose reward experience. Over the last several years, scratch cards have become increasingly large and complex to accommodate consumer demand for multiple plays and multiple chances to win. The EGC GameCard offers the potential to simplify the scratch card while giving the opportunity to raise the selling price to consumers and increase sales. Our product has been seen by some leaders in the lottery industry as potentially providing the next contemporary digital evolution of the scratch card, offering multiple plays and multiple chances to win in an entertaining and secure manner while using existing methods of distribution as with scratch cards.

EGC's Joint Venture agreement with Scientific Games resulted from the first consumer launch of the EGC GameCards to the Iowa State lottery. The Iowa Lottery Quarter Play GameCard was launched on October 4, 2004 and the Iowa Lottery and Scientific Games publicly stated that the results exceeded their expectations of sales level and consumer reaction. The Iowa Lottery placed a re-order for a further 189,000 Quarter Play GameCards for delivery in April 2005 and agreed to place orders for over 500,000 GameCards in total to be delivered during 2005. This order and an order to the Kansas States Lottery for 120,000 GameCards were delayed until 2006 due to further product development.

The delayed order for 120,000 Kansas State Lottery Lucky 7s went on sale on the June 1, 2006. The market demand for the Lucky 7s Electronic GameCard was high. This success has prompted Kansas to announce on July 25 , 2006 an immediate and complete repeat of the order for 120,000 Lucky 7s Electronic GameCard and to order the next Electronic GameCard to introduce to Kansas Lottery players in early 2007.

The delay to the Iowa lottery product was also eliminated when the latest Electronic GameCard game "Pocket Poker" went on state-wide sale on the July 31, 2006. With the Electronic GameCard distribution complete, Iowa Lottery undertook a marketing campaign in early August to generate interest including activities at the Iowa State Fair. The lottery has now ordered another game for delivery in the first quarter of 2007.

The company has also received an order from a further State lottery for 180,000 units to be delivered in early 2007 for public sale during the 2nd quarter of 2007.

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

Targeting the Electronic GameCard at the Gaming sales promotion and charity draw market has produced results. On the May 11, 2006 Ward Media, a direct marketing agency representing leading online casino Golden Palace.com, announced that it is to use the "Codebreaker GameCard TM " in a new promotion for Goldenplace.com the on-line casino.

Then on July 8, 2006 , EGC announced that the MGM Grand Casino in Detroit had order a promotion using Electronic GameCards. The announcement stated that the promotion would start in Q3 2006 and be aimed at the Michigan Area. The promotion ran as planned and results are being evaluated by the client.

On July 25, 2006 Electronic GameCard, confirmed that the Santa Ana Star Casino has signed an agreement to use Electronic GameCards in a promotion for its gaming property in the Pueblo of Santa Ana, New Mexico. The Santa Ana Star Casino is the first U.S. Native American gaming casino to purchase Electronic GameCards for use in a commercial promotion.

On October 10, 2006 EGC announced a contract to work with the Aspers Casino, in Newcastle, England on a promotional mailing for the Fourth Quarter of 2006. This order has now been delivered. This is the first delivery to a UK casino operator. We expect to recognize revenue in the fourth quarter of 2006.

On October 27, 2006 EGC also announced a delivery consignment to The Norwegian Association of the Disabled for a Q4 promotion. We expect to recognize revenue in the first quarter of 2007.

On November 6, 2006 EGC also announced a sale to confirmed that Cantor Gaming, a provider of online and mobile gaming services and an affiliate of global financial services company, Cantor Fitzgerald, has placed an order to use Electronic GameCards for a major casino player recruitment campaign. This is the first sales to a UK based on-line gaming operation. Cantor Gaming operations do not accept American client and therefore are not affected by the recent change in United States legislation. These sales promotion sector orders demonstrate the commercial promotions opportunities for the Electronic GameCard and the basis for continued marketing activity. EGC is confident that the interest shown in this sector will continue to increase in 2007. We expect to recognize revenue in the fourth quarter of 2006.

INDIAN GAMING MARKET

The Indian Gaming on Native American Tribal Lands covers parts of 28 States within the United States of America and represents a significant portion of the total gaming industry.

The Indian Tribes often look to Gaming Laboratories, Inc. for certification and classification of gaming devices. However, with respect to the GameCards, as with instant scratch games, the GameCards do not rely on an electronic mechanism to produce the results of the game and are therefore classified as Class II products.

The Company has received a legal opinion from the National Indian Gaming Commission ("NIGC") that the EGC GameCard is a Class II device under IGRA (Indian Gaming Regulatory Act). The Class II designation is significant because it exempts the Company from becoming subject to the state license procedures and requirements.

The NIGC opinion letter refers to Version 1 of the Electronic GameCard and then Version 2. The General Counsel then places these product versions in different gaming classifications of NIGC regulations, namely Class III and Class II respectively. The difference in the NIGC classifications is as follows :

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

The success in the sales promotion in the Gaming sector and in particular the sale to the Santa Ana Star Casino, New Mexico demonstrate the interest in the Electronic GameCard in this sector. Therefore EGC continues the sales and marketing activity to generate sales around Class II gaming.

BUSINESS STRATEGY

The Company is currently marketing the EGC GameCard to lottery promoters in the US through its joint venture with Scientific Games International, Inc. A further opportunity has now opened to the company following approval of our product for sale to consumers on Tribal Lands by the NIGC (see above) which opens up a substantial market place.

The Electronic GameCard is supported by the EGC Sales and Marketing and the design of Games Concepts and software. The company strategy is to develop generic games which do not require specific customization and consequently avoid lengthy software processes. This allows for sales of EGC product in smaller quantities and at greatly improved delivery times, the lack of which the Company believes was a previous impediment to sales.
We are also working closely with strategic partners to distribute our products globally. We typically enter into exclusive contracts with strategic partners for a specific market and geography and several such negotiations have been completed recently in Portugal, India, and Mexico.

PRODUCT DEVELOPMENT

The company has a continuous program of product development comprising improvement of existing designs and additions to the suite of games currently on offer to clients. Game design is divided into four stages; concept development, software, testing and finally manufacturing. Product development and improvement is generated by in house review and response to specific customer recommendations.

The physical design of the GameCard has been enhanced through modifications to circuit design, leading to a more robust product. Independent Quality Assurance testing from our most recent manufacturing runs indicates that we are now producing our most reliable product to date. Performance is constantly being reviewed to improve the GameCard still further. In addition to improved circuit design we are currently upgrading the MCU Body (chip) on a number of our games. This will further improve reliability.

In the last quarter we launched Tic Tac Toe and Florida Dice. The development of Florida Dice was a result of our flexible approach to game design and product innovation. While this game had not been considered until recently however the concept was developed and has been well received and the game has been added to those already in development. Work has continued on games previously mentioned, Lucky 8's is now in the testing stage, this is a game designed specifically to appeal to the Asian market. Development work continues on the two variations of a Deal or No Deal themed game as well as a Match 3/ Number grid game and the Hole In One golf themed game. We have a total of 17 games in our portfolio.

Research and Development continues on a range of additional games and concepts for possible inclusion in our portfolio

      o Blackjack - a version of the enormously popular casino game where the player attempts to beat the house - software in development
      o "Goal King" single player - a variation on our existing two player Goal King game - software in development
      o Monopoly - a slot style game using icons from the timeless board game Monopoly(TM) as a theme - concepts in development
      o Texas Hold'em - currently the most popular version of poker amongst internet poker and traditional style players - concepts in development
      o Soccer Collection - a non-gaming product aimed at the collectible market for sports and trading cards - concepts in development.


RESULTS OF OPERATIONS

The company has recorded $331,522 of revenues this quarter and $684,839 for the year to date. Sales and Marketing costs were $88,668 compared with $284,610 in the same period of 2005. This reflects a reduction in attendance at trade shows and events during the period. General and Administration expenses were $517,151 compared with $786,528 for the same period in 2005. This expense was lower than the comparable period as we continued to make economies during the period. Consultancy costs were lower at $495,543 compared with $690,918 in the previous year due to expenditure incurred in the prior period to resolve some quality control problems in the production process. Salaries and payroll costs were $436,669 compared with $592,067 in 2005 as there were fewer employees in the period. Operating loss increased to $5,897,181 compared with $2,737,184 for the comparable period due to interest and finance charges related to the fundraising in April 2005 which were $3,970,799 higher than the comparable period. Operating losses excluding the interest charges were $2,121,573 compared to $2,312,921 he comparable period of 2005.

FINANCIAL RESOURCES

Through April 6, 2005 the company sold $8,666,000 gross, $7,911,400 net, of its convertible promissory notes (the "Convertible Promissory Notes") to accredited investors in a private placement of securities (the "Private Placement"). Each $48,000 principal amount of a Convertible Promissory Note will automatically convert into 32,000 shares of the Registrant's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock").

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


ITEM 3.  CONTROLS AND PROCEDURES

At the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer and the Company's Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15e and 15d -15-e under the Securities Exchange Act of 1934 as amended). Based on this evaluation the Company's Chief Executive Officer and the Company's Chief Financial Officer the Company concluded that information is recorded, processed, summarized and reported within the time period specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (or Acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006, the end of the period. Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, each of them has determined that our disclosure controls and procedures are effective.


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

None.


ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 15, 2006, the Registrant's independent registered public accounting firm, Robison, Hill & Co., resigned as the Company's independent auditors due to the loss of a certain staff member who worked on our audit. Robison, Hill & Co. has not been able to replace that staff member in a timely manner.

The Registrant has not had any disagreements with Robison, Hill & Co. during the two most recent fiscal years and the interim period on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure nor has Robison, Hill & Co. resigned, (other than the resignation of August 15, 2006), declined to stand for re-election or been dismissed during that period. The financial statements audited by Robison, Hill & Co. for the years ended December 31, 2004 and December 31, 2005 do not contain an adverse opinion or a disclaimer of opinion, but include an uncertainty about the Registrant's ability to continue as a going concern.

On August 18, 2006, the Board of Directors approved the decision to change independent registered public accounting firms and accepted the resignation of Robison, Hill & Co. The Registrant has requested Robison, Hill & Co. address a letter to the Securities and Exchange Commission concurring with the above representation. A copy of such letter, dated August 29, 2006, is filed herewith as Exhibit 16.1.

The Registrant appointed Mendoza Berger & Company, LLP as its new independent registered public accounting firm as of August 18, 2006. The firm's address is 9838 Research Drive, Irvine, California 92618.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Filings on Form 8K

On August 15,2006 the company filed a Form 8K notifying changes in it's certifying accountant.


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




                                           ELECTRONIC GAME CARD

Date : November 16, 2006                   By: /s/ Lee Cole
                                           ---------------------------------
                                           Lee Cole
                                           Acting President and Acting Chief
                                           Executive Officer



Date : November 16, 2006                   By: /s/ Linden Boyne
                                           ---------------------------------
                                           Linden Boyne
                                           Secretary / Treasurer
                                           (Principal Financial Officer)