Form 10KSB
period 2006-12-31
ELECTRONIC GAME CARD INC
filed 2007-04-05
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25853

ELECTRONIC GAME CARD, INC
(name of small business issuer in its charter)

NEVADA	87-0570975
(State of Incorporation)	(I.R.S. Employer Identification No.)

19th Floor, 712th Fifth Avenue, New York, NY 10019
(646) 723 8936
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Indicate by checkmark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Issuer's revenue for its most recent fiscal year : $997,363.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of March _26_, 2007, was $9,423,299. The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock 40,970,864 held by non-affiliates by the closing price of such stock $0.23, as of March 26, 2007, as quoted on the OTCBB by the National Association of Securities Dealers (the "NASD").

The number of shares of common stock outstanding as of March 26, 2007, was 44,237,826.

FORWARD LOOKING STATEMENTS

Some of the statements in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be significantly different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annually, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Judiciary Plaza, Washington, DC 20549. Our filings are available to the public over the Internet at the SEC's website at http:\\www.sec.gov. Please call the SEC at 1-800-732-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-KSB, 10-QSB, Proxy Statement and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.electronicgamecard.com as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1. BUSINESS

Description of Business

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a designer and supplier of an innovative "instant" win gaming device to the global lottery industry marketed under the name of Electronic GameCard™. The shape of a pocket GameCard is approximately the size of a credit card, operated electronically by touch, and incorporating a microchip and LCD screen showing numbers or icons. Secondary markets with considerable potential for the company's reward based games products are Indian Gaming, general gaming outlets like bingo halls and casinos and the sales promotions industry in the area of prize and competition products. We design these devices to play game types, formats and prize structures as required by our customers and are building a software library of generic games of popularly recognized themes.

DESCRIPTION OF THE BUSINESS

The Electronic GameCard™ is a product that has been designed to be versatile and flexible in functionality, design, brand customizable, portable, and cost efficient in its potential markets. Electronic GameCards ™ also include a random number generator and state of the art security features protecting both the consumer and the promoter. The Electronic GameCard™ weighs less than one half an ounce and is 3mm thick. The primary market for the GameCard product is the Lottery market followed by Indian Gaming , Casinos and general sales promotions. The Company received the requisite permission from the National Indian Gaming Council under Class II usage on June 24th, 2005 to market the product as both a promotional and revenue product.

We have applied for patent protection for the Electronic GameCard™ in the United States and internationally and have to date obtained authorization from the US patent office which allows preventative legal action to be taken against any potential imitators. The international searches associated with the process of examining the Company’s patent applications continue and these searches, when complete, allow to enter the next phase of the process for being granted a patent by the examiners in various jurisdictions. There is no fixed time period for the completion of the searches and the patent claims since territories are not similar and the completion of a patent search in one territory is not an indicator of the outcome of other patent searches in another territory. The company continues to work closely with our patent attorneys to ensure that we are applying the maximum resources to be granted the widest possible patent protection in all applicable jurisdictions as soon as possible. While this process continues the Company’s patent attorneys are also vigilant to identify any recent patent application that could infringe on the claims the Company has applied for in the granting of a patent for the Electronic GameCard ™.

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

In April 1988, Dynamic acquired all, 10,000 shares, of the issued and outstanding common stock of Loki Holding Corp. (LHC) in exchange for 1,000,000 shares (pre-split) of the Dynamic's authorized but previously unissued common stock. In September 1988, the Dynamic changed its name to Loki Holding Corporation (Loki). In October 1989, Loki acquired an additional 52,500 shares of LHC common stock for the cash consideration of $3,150. Following the unsuccessful video store venture, Loki's Board of Directors resolved to distribute its shares of LHC common stock to Loki's shareholders as a partial liquidating dividend, in the ratio of one (1) share of LHC common stock for each ten (10) shares of Loki's common stock held as of May 25, 1990.

On September 11, 1990, Loki changed its name to Interactive Development Applications, Inc. (Interactive). However, Interactive never effectuated its business plan of computer software development and the company was involuntarily dissolved on May 1, 1997 by the State of Utah. On September 4, 1997, the State of Utah entered an Order that an annual meeting of Interactive’s shareholders be held. The sole purpose of the meeting was to elect, from persons to be nominated at the meeting, three directors to serve until the next annual meeting of shareholders or until their successors are elected (or appointed) and qualified. On October 23, 1997, Interactive was reinstated in the State of Utah.

On October 24, 1997, the Board of Directors resolved to call for a special meeting of shareholders for November 7, 1997, at which meeting the company's shareholders approved the following resolutions: (a) to amend the company's Articles of Incorporation to (i) change the corporate name to Quazon Corp., (ii) increase the authorized capital of the company from 50,000,000 shares of common stock to 100,000,000 shares of common stock, and (iii) decrease the par value of the company's common stock from $0.02 per share to $0.001 per share, with appropriate adjustments in the stated capital and additional paid in capital accounts of the company; (b) to effect a reverse of the company's outstanding common stock on a one (1) share for two hundred fifty (250) shares basis, with the provision that no shareholder's holdings be reduced below 100 shares as a result of such reverse split; and (c) to change the domicile of the company from the State of Utah to the State of Nevada. Shareholders also approved the issuance of 7,000,000 shares of the company's authorized, but previously unissued common stock, adjusted to reflect the 250 shares for one share reverse split, to the company's then President. The shares were in consideration for services rendered to the company in connection with bringing the company's status current with the State of Utah and for the payment to the company of $5,000.

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

On June 6, 2001, Scientific Energy, Inc, a Corporation organized under the laws of the State of Utah on May 30, 2001, and Quazon, Corp., entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc. UT acquired 20,000,000 shares of Quazon Corp stock in exchange for 100% of the issued and outstanding shares of Scientific Energy UT.

Scientific Energy, Inc. entered into a Share Exchange dated November 19, 2003 with Electronic Game Card, Inc. (EGC), a Delaware Corporation having a principal place of business in New York City, New York. This transaction closed on December 5, 2003 whereby Scientific Energy, Inc. reverse split its existing and issued outstanding shares on a 100:1 basis. It then issued 12,696,595 new shares, constituting approximately 92% of the issued and outstanding common stock of the company, to the shareholders of EGC and EGC became a wholly owned operating subsidiary. The acquisition of EGC was considered to be a reverse merger and EGC was the accounting acquirer.

On December 5, 2003 the Scientific Energy, Inc. changed its name to Electronic Game Card, Inc. (the Company), with Electronic Game Card, Inc. Delaware changing its name to Electronic Game Card Marketing, Inc. a Delaware corporation.

Government Regulations

The Company operates within the sales promotions, Federal and State lottery and gaming sectors which are regulated by various statutes. Within all the Company’s international markets and trading areas there are also various regulatory details and statutes enforced on operators and promoters by national, state, county and local authorities. The Company sells complete lottery GameCards wholesale to approved agencies and other licensed lottery promoters, providers, and retailers. The promoters, providers, and retailers distribution and sale of lottery products to the public is highly regulated.

The GameCard is produced to the specification of the customer which is required to comply with the various regulations and statutes. Therefore the Company itself is not subject to the vigorous regulation and control as the licensed lottery promoters and retailers. While it is necessary for the Company to be aware of and consider these statutes and regulations, the technical standards and other legal requirements are provided to the Company by its customers. The Company’s GameCards will only be supplied in accordance with applicable regulations. The regulations required by responsible government agency’s and departments are specified to us by the purchaser. As a supplier to the lottery industry, the Company does not handle any public funds or does it have any responsibility beyond providing the pre-specified technically compliant product, the specifications for which will be set by the jurisdiction in which the purchaser operates.

While we are aware of some current regulatory provisions in some of our customers’ markets and our technical department takes those regulations into consideration during development, we produce our product pursuant to our customers’ requests. Should any product fail to meet regulatory requirements, the responsibility for such a failure will fall on our customers. We do not guarantee government regulatory compliance of our products.

In the United States, legislation, operational detail and management regulation of state lotteries is not subject to federal control. Each state government establishes its own laws and regulations regarding its own lottery. States determine the use of funds generated by that state’s lottery and to a lesser extend Federal agencies, regulate how and where lottery tickets may be sold, by whom and the ages of sellers and purchasers of a lottery ticket. The laws and applicable approval processes for lottery cards must be conducted on a state by state or government agency by government agency basis. In each instance, the process must be satisfied by the lottery operator, our customer, and not by us.

In some jurisdictions the gaming or lottery commissions may approve every new lottery product or game price point. In other jurisdictions, the commissions may be limited to recommending price points with final approval by the Governor or Government Minister. The level of flexibility and discretion in regulatory detail in choosing and pricing a new lottery product is subject to statutes and is distinct to each new market approached by our customers for the introduction of the GameCard. Scientific Games, the Company’s joint venture partner, has decades of experience with the individual state lotteries agencies, the specific regulatory structure that applies to these customers. Scientific Games is also active globally and the Company may draw on Scientific Game’s professional and legal knowledge regarding regulations, compliance details and structure and the various states approval processes. Such knowledge, resources and understanding will assist us with our customer development and relations.

We understand that the regulations regarding charitable lotteries and charity gaming represent yet another compliance environment. Charitable lotteries may be subject to gaming legislations or statutory schemes designed for charities and to permit them to maximize revenue. Again, charitable lotteries regulations vary from state to state, as well as nation to nation. As previously mentioned our customers are the entities regulated by these statutes and we provide our GameCard product to them based on their specifications.

The regulations outlined above differ from the approval of the National Indian Gaming Council (“NIGC”) for our GameCard as a Class II gaming product. The NIGC process for approval for the Indian Gaming market in the United States is a Federal Government and local approval process. The federal approval of the GameCard product by the NIGC applies to all Indian gaming operations in the United States. Upon federal approval, individual Indian gaming operations operate their own approval process for new products. Local Indian gaming approval is subject to the local tribe’s administrative system. Approval can be extremely formal with a detailed review and process or it may controlled by tribal committees. However, as noted elsewhere, approval by the federal government, by the NIGC and the local tribes the responsibility of our customers, not us.

For sales promotions and free to enter drawings that are not within a gaming operation the regulatory framework varies market to market. Requirements range from stringent to lenient and are controlled by agencies as diverse as town councils to national governing bodies, including self regulating organizations. Self regulating bodies are created by an industry to regulate promotions and marketing within that industry. These national bodies have the ability, usually through extensive membership, to prohibit promotions, promotions techniques or promotions mechanics. If the body believes that the process or product will be detrimental to the promotion and marketing of the industry and alienate the public and bring the industry into disrepute, the body will prohibit use by the member. These self regulated organizations operate to ensure long term viability of the industry and to prevent the need for governmental intervention. Therefore these trade bodies aggressively maintain their standards to ensure their independence, while still operating within a regulatory structure, for the benefit of its members and the industry.

Our GameCard replicates existing game play structures found in established sales promotions, lottery and gaming mechanics, all of which have already been specified, licensed and/or approved by trade bodies. Therefore we believe that the impact of government regulations, existing or probable, on our products will be minimal. However, we do not intend to be complacent. We will work with regulators, joint venture associates, agents, trade bodies and customers in an effort to minimize the impact of existing and potential governmental regulation on the Company’s products. We are unable to predict any changes that may occur in Federal or State laws regulating gaming. With the growth of State Lotteries, multi-state lotteries, Indian Gaming and gaming in general, we expect that further more stringent regulations will be adopted by various governments. We cannot guarantee that we will be able to satisfactorily respond to each change in specifications placed upon our customers by new regulations. We do not believe that new regulations will be universally and quickly adopted so as to affect, or eliminate, all our potential markets. However, we have absolutely no control over the regulating entities, whether governmental, tribal, local or private. Should gaming and sales promotions activities be prohibited in any jurisdiction, such prohibition would eliminate that market completely.

While the Company is not subject to the direct supervision or jurisdiction of any state, the Company’s customers may be subject to the control of any number of states and their respective gaming commissions, gaming control boards, division of gaming enforcement, gaming control boards, and other gaming authority. The following is a brief discussion of some state regulations to which the Company’s customers could be subject. The following discussions primarily address casino licensees. However, they are generally indicative of the level of regulation one could expect when entering state regulated “gaming markets.”

KANSAS

Kansas statutes currently provide for the collection and allocation of revenue from three types of gambling: the Kansas Lottery, pari-mutuel wagering on dog and horse races, and charitable bingo. In addition, the state is reimbursed for certain expenditures made under provisions of the state-tribal gaming compacts which regulate Indian casino gaming. Slightly over 30 percent of state revenue from gambling is used to operate the state agencies charged with licensing, regulating, and conducting (in the case of the Kansas Lottery) legal gambling in Kansas.

In 1986, a constitutional amendment to provide for a state-owned lottery was approved by the voters of Kansas. The 1987 Kansas Legislature approved implementing legislation which created a new state agency, the Kansas Lottery, to operate the state lottery. The legislation also established a five member Lottery Commission to oversee the operation of the lottery; required that at least 45 percent of the money collected from ticket sales be awarded as prizes and at least 30 percent of the money collected be transferred to the State Gaming Revenues Fund (SGRF); exempted lottery tickets from the sales tax; and allowed liquor stores to sell lottery tickets.

Lottery revenues have been used for various purposes over the years. Most notably, transfers of lottery revenue were made to support statewide reappraisal in the 1980's. For a five-year period, transfers were made from the Lottery. The voters of Kansas approved a constitutional amendment in 1986 to authorize the operation of horse and dog racing by bona fide nonprofit organizations and pari-mutuel wagering thereon. The following year the Legislature enacted implementing legislation, the Kansas Pari-mutuel Racing Act. (The Kansas Racing and Gaming Commission is made up of two separate agencies. The Racing Commission regulates parimutuel greyhound and horse racing; while the State Gaming Agency (SGA) monitors the Native American casinos operating under the tribal state gaming compacts.)

A constitutional amendment was approved by the voters of Kansas in 1974 to authorize the operation and conduct of games of bingo by certain nonprofit organizations. The groups must be bona fide nonprofit religious, charitable, fraternal, educational, or veterans organizations. The Legislature adopted implementing legislation the following year to regulate, license, and tax charitable bingo games.

In the mid-1990’s, the State of Kansas and each of the four resident tribes in Kansas entered into tribal-state gaming compacts to permit Class III (casino) gaming at tribal casinos. In accordance with the federal Indian Gaming Regulatory Act (IGRA), all four of the compacts approved by the Kansas Legislature in 1995 were forwarded to the Bureau of Indian Affairs and were approved. At the present time, all four resident tribes have opened and are operating a casino gaming facility.

IOWA

Iowa has long been a pioneer in legalized gambling. Besides a state lottery, the Iowa legislature allowed riverboat gambling in 1989 - the nation’s first. The bill allows riverboats along the Mississippi and Missouri Rivers on the Iowa border. The first license was granted in 1990. Table games and slot machines were approved in Pari-Mutuel 1 facilities in 1983. Next came Racinos in December 2004 at a race track in Altoona, Iowa. This was the first pari-mutuel facility in the USA to introduce slot machines to supplement revenues from track betting. Since this time several other states have also allowed Racinos.

Licensed casino gaming is a closely regulated industry in Iowa. In May of 1983, the Iowa Racing and Gaming Commission was created by the Pari-Mutuel Wagering Act to have full jurisdiction over and supervise all race meetings and gambling excursions. The Iowa Racing and Gaming Commission regulates the pari-mutuel dog and horse racing and riverboat gambling industries in Iowa.

The Commission adopts standards for the licensing of racing industry occupations, as well as standards for the operation of all race meetings and facilities. The Commission also adopts standards for the operation and licensing of excursion gambling boats. Funding for the Commission's operations is appropriated by the Iowa General Assembly and is reimbursed to the State's General Fund through license and admission fees.

NEVADA

In the State of Nevada gaming is subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board. The laws, regulations and supervisory procedures of the Nevada gaming authorities are based upon declarations of public policy that are concerned with, among other things :

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

•
the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities;

•	the prevention of cheating and fraudulent practices; and

•	providing a source of state and local revenues through taxation and licensing fees.

Any change in such laws, regulations and procedures could have an adverse effect on our customers and therefore on our production and sales.

MICHIGAN

In the State of Michigan, the Michigan Gaming Control and Revenue Act subjects gaming to extensive state licensing and regulatory requirements. Michigan also authorizes local regulation of casino gaming facilities by the City of Detroit, provided that any such local ordinances regulating casino gaming are consistent with the Michigan Act and rules promulgated to implement it. The Michigan Board is granted extensive authority to conduct background investigations to determine the suitability of license applicants, affiliated companies, officers, directors, or managerial employees of applicants and affiliated companies and persons or entities holding a one percent or greater direct or indirect interest in an applicant or affiliated company. Any person who supplies goods or services to a licensee which are directly related to, used in connection with, or affect gaming, and any person who supplies other goods or services to a licensee on a regular and continuing basis, must obtain a supplier’s license from the Michigan Board. Currently the Company does not have any customers in the State of Michigan. However, if the Company commences doing business with a licensee in the State of Michigan, the Company will take all steps necessary to comply with Michigan state requirements.

In that instance, an applicant must establish its suitability as to integrity, moral character and reputation, business plan, financial ability and experience, responsibility, and other criteria deemed appropriate by the Michigan Board. In addition, Michigan may impose substantial fines or forfeiture of assets upon licensees for violation of gaming or liquor laws or rules.

Michigan adopted administrative rules, which became effective on June 23, 1998, to implement the terms of the Michigan Act. Among other things, the rules impose more detailed substantive and procedural requirements with respect to gaming licensing and operations. Included are requirements regarding such things as licensing investigations and hearings, record keeping and retention, contracting, reports to the state’s board, internal controls and accounting procedures, security and surveillance, extensions of credit, conduct of gaming, and transfers of ownership interests in licensed casinos. The rules also establish numerous procedures regarding licensing, disciplinary and other hearings, and similar matters.

MISSISSIPPI

Gaming operations, consisting primarily of casino facilities, in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. The Mississippi Gaming Control Act (the “Mississippi Act”), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. Effective October 29, 1991. Further, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Act which are also similar in many respects to the Nevada gaming regulations. The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to :

•	prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

•	establish and maintain responsible accounting practices and procedures;

•
maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission;

•	prevent cheating and fraudulent practices;

•	provide a source of state and local revenues through taxation and licensing fees; and

•	ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or the regulations or the Mississippi Gaming Commission’s interpretations thereof may limit or otherwise materially affect the types of gaming that may be conducted, and could have a material adverse effect on us and our Mississippi gaming operations.

Officers, directors and employees of an applicant (which would be our customer and not us) must be found suitable or be licensed by the Mississippi Gaming Commission. Also, any person having a material relationship or involvement with applicant may be required to be found suitable, in which case those persons must pay the costs and fees associated with the investigation.

NEW JERSEY

The ownership and operation of hotel-casino facilities and gaming activities in New Jersey are subject to extensive state regulation under the New Jersey Casino Control Act (the “New Jersey Act”) and the regulations of the New Jersey Casino Control Commission (the “New Jersey Commission”) and other applicable laws. The New Jersey Act also established the New Jersey Division of Gaming Enforcement to investigate all license applications, enforce the provisions of the New Jersey Act and regulations and to prosecute all proceedings for violations of the New Jersey Act and regulations before the New Jersey Commission. In order to own or operate a hotel-casino property in New Jersey, a company must obtain a license or other approvals from the New Jersey Commission and obtain numerous other licenses, permits and approvals from other state as well as local governmental authorities.

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

ILLINOIS

Gaming in Illinois is subject to extensive state regulation under the Illinois Gaming Board (the “Illinois Board”). These laws address riverboat gambling and gaming licensees. Illinois strictly regulates the facilities, persons, associations and practices related to gaming operations. It grants the Illinois Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Illinois laws for the purpose of administering, regulating and enforcing the system of riverboat gaming. The number of gaming participants will be determined by the number of gaming positions available at any given time. Gaming positions are counted as follows :

•	positions for electronic gaming devices will be determined as 90% of the total number of devices available for play;

•	craps tables will be counted as having ten gaming positions; and

•	games utilizing live gaming devices, except for craps, will be counted as having five gaming positions.

The Illinois Board requires that a “Key Person” of an owner licensee submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Board. The Illinois Board shall certify for each applicant for or holder of an owner’s license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person.

With respect to an applicant or the holder of an owner’s license, a Key Person shall include :

•
any business entity and any individual with an ownership interest or voting rights of more than 5% in the licensee or applicant and the trustee of any trust holding such ownership interest or voting rights;

•	the directors of the licensee or applicant and its chief executive officer, president and chief operating officer or their functional equivalents; and

•
all other individuals or business entities that, upon review of the applicant’s or licensees table of organization, ownership and control the board determines hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the Illinois Board for the specified licensee or applicant.

Manufacturing Arrangements

We have an agreement with one of the largest manufacturers in China of pocket electronic goods including calculators, Tak Shun Technology Group Limited, capable of producing our product. The company is listed on the Hong Kong Stock Exchange and reported sales of HK$30 million and profits of approx HK$7 million. The agreement is subject to confidentiality on both sides. Currently Tak Shun is the only manufacturer used by the company. The relationship with Tak Shun is conducted through purchase orders (“P.O.’s”) issued by the Company to Tak Shun, in response to the P.O.’s, Tak Shun invoices the Company. The P.O. - Invoice relationship calls for the Company to pay one third (1/3) of the P.O.-Invoice amount at such time as Tak Shun commences work on the project, with the remaining two thirds (2/3) payable upon delivery. The Company does not have an exclusive relationship with Tak Shun. Accordingly, the Company has the option to seek out and engage other manufacturers if it so desires.

Sales and Marketing

We have a joint venture agreement, which covers Sales and Marketing, with Scientific Games International (Nasdaq SGMS) a $3billion US corporation of very long standing being the largest supplier of instant lottery games in the world for many years. They hold 4.9% of the issued Common Stock of the Company. Our agreement provides that Scientific Games International (SGI) use their sales force to sell our product alongside their own products. SGI has contracts with their customers; of varying terms and length of duration. SGI generate sales for us under these contracts.

Research and Development

The company employs staff and retains consultants to continue Research and Development into our existing products and new products that will be suitable for our markets. During fiscal 2006 and 2005, we spent $175,000 and $97,000 respectively, on research and development.

Competition

Our management believes that there are currently no “directly comparable products” which compete with the GameCard in the lottery, Indian gaming or sales promotions markets. Therefore, the Company’s management believes that it does not face any direct competition for its products. However, our product is complementary to, and could substitute for the paper scratch card used extensively in the lottery and sales promotion markets. These are produced and sold by many companies in many countries. The paper scratch cards represent competition in the “instant result” gaming market, but are distinctly dissimilar to the GameCard. Nevertheless, if any of the companies in the scratch card segment of this business were to develop an electronic product, they would become direct competitors. Furthermore, some of these competitors have substantially greater financial, scientific, and human resources that the Company, and as a result they have greater research and development and marketing capabilities that we do. Should they enter the market, these competitors may then create a significant negative impact on our overall financial results.

Employees

As of March 31, 2007, we have five (5) employees, all of which are full time. At December 31, 2005, we had ten (10) employees, all of which were full time.

Lottery Market

Lottery operators currently make use of paper scratch cards to give players an "instant" win or lose reward experience. Over the last several years, scratch cards have become increasingly large and complex to accommodate consumer demand for multiple plays and multiple chances to win.

The Electronic GameCard™ offers the potential to simplify the scratch card while giving the opportunity to raise the unit price and increase sales. Our product has been seen by some leaders in the lottery industry as potentially providing the next contemporary digital evolution of the scratch card, offering multiple plays and multiple chances to win in an entertaining and secure manner while using existing methods of distribution as with scratch cards.

EGC’s Joint Venture agreement with Scientific Games resulted from the first consumer launch of the Electronic GameCards to the Iowa State lottery. The Iowa Lottery Quarter Play GameCard was launched on the 4th October, 2004. The Iowa lottery placed a re-order for a further 189,000 Quarter Play GameCards for delivery in April 2005 and has agreed to place orders for over 500,000 GameCards in total to be delivered during 2005. This order and an order to the Kansas States Lottery for 120,000 GameCards was delayed due to further product development but were delivered in 2006.

Indian Gaming Market

The Indian Gaming on Native American Tribal Lands covers parts of 28 States within the United States of America and represents a significant portion of the total gaming industry. The Company has received a legal opinion from the National Indian Gaming Commission (“NIGC”) that the Electronic GameCard™ is a Class II devise under IGRA (Indian Gaming Regulatory Act). The Class II designation is significant because it exempts the Company from becoming subject to the state license procedures and requirements. A copy of that June 24, 2005 opinion letter from the NIGC is filed herewith as Exhibit 99.1.

The NIGC opinion letter refers to Version 1 of the Electronic GameCard™ and then Version 2. The General Counsel then places these product versions in different gaming classifications of NIGC regulations, namely Class III and Class II respectively. The difference in the NIGC classifications is as follows :

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

Version 1 of the GameCard submitted to NIGC was purely an Electronic GameCard™ that could only be played by activating the electronic circuit. Therefore, the Electronic GameCard™ was classified as a Class III gaming product.

EGC was advised that the application of a scratch panel to the electronic GameCard, which would allow the physical playing of the game card, could change the NIGC classification. The application of a scratch panel would then define the electronic display as an alternative means of play that is just a technologic aid.

A scratch panel was applied to the GameCard for Version 2 of the Electronic GameCard™ that was then sent to the NIGC General Counsel. NIGC then classified the scratch panel Electronic GameCard™ as an NIGC Class II gaming product. Class II is the appropriate classification because the Electronic GameCard™ with a scratch panel is now physically played like a pull tab with no need to activate the electronic circuit or to play the electronic version of the game while being able to reach the end of the game and rewards payout, if any.

Throughout this classification discussion EGC worked closely with NIGC’s General Counsel on the GameCards classification. The General Council, under NIGC regulations, provides advisory opinions to gaming product developers as to whether any product would be likely to be classified in Class II or Class III.

Sales Promotion Market

The sales promotion prize and competition market is one in which the promoter (usually a well known brand like the MGM Grand Detroit) must not be seen to obtain money for entry and where no purchase is necessary in order not to fall under the laws by which lotteries are regulated our Electronic GameCards™ can be applied to a broad range of potential promotional opportunities.

During 2004 management concluded that it was too time consuming and only profitable in respect of large volume orders of over 250,000 GameCard units to customize the games. Consequently a new strategy of storing parts of generic games was adopted so as to be able to deliver smaller quantities more rapidly with improved cost efficiency. Since the pricing and delivery times of the GameCards have caused potential customers to reconsider their purchase of our products, our new product strategy is designed to address this concern.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently operates from the offices in London and New York rented on a month by month basis from Gardent Pharmaceuticals., a related party. The rent in the London office is $5,520 per month and New York $8,000 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 22, 2005, via written consent, 13,248,825 shares of the total outstanding shares of 25,468,439 or approximately 52% of the Company’s Common Stock, as of March 15, 2005, approved an amendment to the Company’s Articles of Incorporation to create and establish 10,000,000 shares of Series A Convertible Preferred Stock, par value $.001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company trades on the OTC Bulletin Board under the symbol EGMI. As of March 26, 2007the Company had approximately 302shareholders of record.

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

Year	Quarter Ended	High	Low
2003	March 31	5.00	5.00
	June 30	7.00	7.00
	September 30	9.00	9.00
	December 31	2.50	2.50
2004	March 31	1.95	1.65
	June 30	1.02	1.02
	September 30	1.10	1.05
	December 31	2.52	2.28
2005	March 31	2.47	1.38
	June 30	2.08	0.86
	September 30	1.48	1.09
	December 31	1.32	0.45
2006	March 31	0.18	0.17
	June 30	0.31	0.31
	September 30	0.30	0.30
	December 31	0.18	0.16

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

Recent Sales of Unregistered Securities

The following reflects issuance of our restricted common stock during the two years ended December 31, 2006.

Between April 5 and April 28 2005 the company issued 225,045 of restricted stock from the exercise of options to purchase stock at $1.00 per share. The Company received net proceeds of $151,250 and incurred no fees and commissions.

On May 4, 2005 the company issued 714,286 shares of restricted common stock as compensation for services provided under a finder’s agreement dated November 12, 2003 valued at $1.085 per share.

On June 6, 2005 the company issued 25,000 of restricted stock from the exercise of options to purchase stock at $1.00 per share. The Company received net proceeds of $25,000 and incurred no fees and commissions.

On December 6, 2005 the company issued 39,785 shares restricted common stock as compensation for expenses incurred in connection with a finder’s agreement dated November 12 2003 which closed on November 12, 2005 valued at $1.085 per share.

Between March 1, 2006 and June 30, 2006, the Company issued 2,229,871 shares of restricted common stock to holders of Convertible Promissory Notes dated March 24, 2005 and April 6, 2005 for late filing penalties that accrued for the Company’s failure to timely register the Common Stock that was issued upon conversion of the convertible notes.

On April 6, 2006 the Company cancelled a consulting contract and had returned 511,755 shares of common stock.

On April 3, 2006 the company issued 39,785 shares of restricted common stock as compensation for consulting services valued at $10,150 or 38 cents per share.

On August 25, 2006 the Company issued 720,000 shares of restricted common stock to as compensation for services consulting services valued at $0.38 per share.

On September 13, 2006 the Company issued 714,286 shares of restricted common stock as compensation for consulting services valued at $0.33 per share.

On November 29, 2006 the company issued 13,593,725 shares of restricted common stock to the holders of the Convertible Promissory Notes dated March 24, 2005 and April 6, 2005 for late filing penalties that accrued for the Company’s failure to timely register the Common Stock that was issued upon conversion of the convertible notes.

On November 30, 2006 the company issued 100,000 shares of restricted common stock as compensation for consulting services valued at $17,500 or $0.175 per share.

On December 5, 2006, the company issued 101,932 shares of restricted common stock as compensation for consulting services values at $20,400 or $0.20 per share.

On December 8, 2006, the Company issued 256,200 shares of restricted Common Stock related to the conversion of 172,508 shares of Series A Convertible Redeemable Preferred Stock.

On December 21, 2006 the company issued 793,126 share of restricted common stock as compensation services valued at $142,763 or $0.18 per share.

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

Stock options : On October 4, 2002 the company issued 669,000 options pursuant to the 2002 Equity Compensation Plan exercisable at $.50 per share expiring ten years from the date of grant.

On October 4, 2002, the Company adopted and instituted The 2002 Equity Compensation Plan (the “2002 Plan”) which is further described below. The 2002 Plan provides for options to be issued to the Company’s officers, key employees, consultants and advisors. These options and the shares of common stock to be issued upon exercise of the options were issued by the Company without the use of any underwriters or brokers. The options and shares described in the information regarding the 2002 Plan below were issued under the exemption for registration set forth in Section 4(2) of the Securities Act of 1933 and are subject to Section 4(2) restrictions. These options, and the shares when the options were or are exercised, were issued solely to key employees who have intimate working knowledge of the Company, its operations and its financial condition, each of whom demonstrated their qualifications as an accredited investor. Each employee/investor has access to all relevant Company information.

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

SECURITIES AUTHORIZED TO BE ISSUED UNDER EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)
Equity compensation plans Approved by Security Holders	546,000	$0.50
Equity compensation plans	0	0
Not Approved by Security Holders	20,000	$1.00

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Electronic Game Card, Inc (EGC) is an emerging international corporation developing reward based games for the lottery, casino and sales promotions and incentive markets. EGC’s core product is the Electronic GameCard, a unique and innovative proprietary technology platform, with patents pending worldwide. The GameCard is a credit card size digital device with an LCD window, touch pad controls and microchip, allowing for many game formats to be programmed to suit a variety of applications in several industry sectors. In the Lottery market the GameCard is suited to complement scratch cards in the “instant” win lottery market place worth over $35 billion worldwide. In October, 2004 EGC completed a joint venture agreement with Scientific Games International (SciGames) the worlds largest vendor of “instant” Games to state and national Lotteries, at which time SciGames purchased 10% of the common equity stock of Electronic Game Card, Inc.

EGC also promotes its GameCards to the sales promotion market as an incentive or loyalty sales promotion tool to be given away by the brand promoter to the consumer with prizes given as rewards for winning simple fun games designed specially for the brand. The prize and competitions market in the USA alone is worth $42 Billion a year. A new and exciting sector into which EGC believes it will be able to sell GameCards is selected areas of the casino market for re-sale to the public as a gaming device in which blackjack, poker, bingo or similar games may be played. In the US this will need permission from the authorities to sell in Indian Casinos, which permission is anticipated shortly. In non Indian casinos in the US GameCards will only be allowed as promotional tools and not for sale to the public. In other areas of the world however re-sale is permitted and EGC expects to start marketing its range of game formats as soon as they are developed during the year. EGC also intends to leverage its gaming skill sets to the wider market place anticipated from rapidly expanding areas of digital communications offering reward based games opportunities. To this end the company has purchased a small shareholding interest (3%) in DG2L, an interactive television set top box (STB) manufacturer and in February 2005 set up a division to investigate opportunities in mobile phones.

Plan of Operations

During 2006 the Company expanded its volume production of the Electronic GameCards. This necessitated the cost effective and secure design of GameCards from the manufacturers, involving quality control practices of an extremely high level. The Company marketed the Electronic GameCards during 2006 both directly and in conjunction with Scientific Games International, Inc through the joint venture in October 2004 for the exclusive global distribution of Electronic GameCards to the lottery industry.In April 2004 we opened a New York sales office to deal directly with specialist agencies in the sales promotion market in the United States. The Company maintains its European base in London, United Kingdom. The Company staffs each of these offices with sufficient sales and marketing personnel to address their respective markets.

Staff are responsible for either selling the GameCards direct in the case of sale promotion products or in the case of lotteries an exclusive Joint Venture agreement signed in October 2004 (see below) allows for joint management of the lottery business with sales conducted by the sales personnel of Scientific Games International. The JV allows for the joint sharing of profits equally between Scientific Games and the Company.

We market our products through sale teams in the US and the UK. We currently have sales offices or outlets in New York and London (U.K.). Our sales team has relevant experience in their appropriate markets. In addition to our sales team, we are also working with a small number of strategic partners to distribute our products for a specific market type or geographic territory.During 2004 a market not previously envisioned by the Company appeared in Indian Gaming. This market appertains solely to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes in the USA. The Company has received Class II classification for its products from the National Indian Gaming Council (NIGC). Management estimates that overall size of the Indian Gaming market is approximately $18 billion.

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

Research and Development continues on a range of additional games and concepts for possible inclusion in our portfolio :

•	Blackjack - a version of the enormously popular casino game where the player attempts to beat the house - software in development
•	"Goal King" single player - a variation on our existing two player Goal King game - software in development
•	Monopoly - a slot style game using icons from the timeless board game Monopoly(TM) as a theme - concepts in development
•	Texas Hold'em - currently the most popular version of poker amongst internet poker and traditional style players - concepts in development
•	Soccer Collection - a non-gaming product aimed at the collectible market for sports and trading cards - concepts in development.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The Company has generated revenues of $997,363 in the year ended December 31, 2006 compared with $630,575 in the year to December 31, 2005.

Research and development costs for the year ended December 31, 2006, as compared to the year ended December 31, 2005, were $175,080 and $ 91,000 respectively, representing a decrease of $84,080.

Research and development is incurred in the invention and development of new and existing games. The company currently has 17 games in production or ready for production and a further 7 games in development.

Sales and Marketing costs for the year ended December 31, 2006, as compared to the year ended December 31, 2005, were $173,569 and $506,319 respectively, a decrease of $332,750 or 66%. The decrease is a result of a reduction in sales staff particularly in sales promotion.

General and administrative expenses for the year ended December 31, 2006 and for the year ended December 31, 2005 were $629,791 and $1,729,767, respectively, representing a decrease of $1,099,976 or 64%. The decrease in general and administrative expenses for the year is a result of :

•	Decrease in non-cash expenses related to the Company’s equity incentive plan
•	Decrease in travel expenses related to ongoing project reviews and assessments and financing activities
•	Decrease in administrative expenses

Interest expense for year ended December 31, 2006 and for the year ended December 31, 2005 was $5,351,629 and $4,109,685, respectively, representing an increase of $1,241,944 from 2005. The increase in interest expense is a result of the delay in filing a registration statement for stock underlying the Promissory Notes issued on April 5, 2005 and converted into Series A Preferred stock on November 29, 2006. The delay was due in part to prolonged negations with the Note holders concerning re-pricing of the Series A Convertible Redeemable Preferred stock.

Liquidity and Financial Resources

The Company had cash and cash equivalents of $3,052,733 at the end of December 31, 2006. Operating expenses are approximately $500,000. per quarter and the Company anticipates making profit in the 2007 fiscal year and the current cash balance will not be required for working capital.

Subsequent Events

None

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the company’s financial condition, changes in financial condition revenues or expenses , results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this document and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating the proposed merged entity and its prospects. The material below summarizes certain risks and is not intended to be exhaustive.Certain Risk Factors Relating to our Business
The Company has generated increased revenues this year and its business model predicts incremental revenues in the foreseeable future.To date, the Company has generated $997k revenue in this fiscal as a result of its current plan of operations and the business model predicts increasing revenues in future. The predicted revenue depends on a continued expansion of take up of the GameCards.There is currently an uncertain regulatory environment in our industry, which could adversely affect our business and operations.

The gaming industry is intensively regulated by various governmental agencies which can have a significant effect on the economic environment in which we operate and limit our ability to increase revenues or cause our costs to increase.

There are substantial risks inherent in our business as we continue to commercialize new technological applications, and, as a result, we may not be able to successfully develop the GameCards for every commercial use as planned in our Business model.

To date, the Company's research and development projects have produced commercially viable applications which have achieved acceptance and generated revenues the Company will have to continue development of its products to achieve the level of revenue and income anticipated in our business model. Some of our potential applications may not be successfully developed which would affect our ability to generate revenue and build a sustainable and profitable business.

We continue to develop products for acceptance in the broader market place outside the lottery sector. The Company cannot predict when broad-market acceptance will be achieved and we cannot reasonably estimate the projected size of any market that may develop. Our revenue growth and achievement of profitability will depend substantially on our ability to gain acceptance for our products accepted by customers in all markets.

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

Because we have international operations in the conduct of our business, we are subject to the risks of conducting business in foreign countries, including :

•	different standards for the development, use, packaging and marketing of our products and technologies;

•	difficulty in identifying, engaging, managing and retaining qualified local employees;

•	difficulty in identifying and in establishing and maintaining relationships with, partners, distributors and suppliers of finished and unfinished goods and services;

•	the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements;

•	general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations; and

•	import and export customs regulations.

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

Certain Risk Factors Relating to our Stock

Electronic Game Card, Inc.’s Common Stock price has fluctuated significantly since January 2005 and may continue to do so in the future.

We anticipate that investors and market analysts will assess our performance by considering factors such as :

•	announcements of developments related to our business;

•	developments in our strategic relationships with distributors of our products;

•	announcements regarding the status of any or all of our collaborations or products;

•	market perception and/or investor sentiment regarding our technology and products;

•	announcements regarding developments in the lottery and gaming field in general;

•	the issuance of competitive patents or disallowance or loss of our patent rights;

•	and quarterly variations in our operating results.

We will not have control over many of these factors but expect that they may influence our stock price. As a result, our stock price may be volatile and you may lose all or part of your investment.

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

Our Certificate of Incorporation authorizes the issuance of an aggregate of 100,000,000 shares of Common Stock, on such terms and at such prices as the Board of Directors of the Company may determine. Of these shares, an aggregate of 44,237,826 shares of Common Stock have been issued and 3,066,978 are reserved for outstanding warrants exercised issued in the private placement which closed on February 20, 2004. 8,323,998 are reserved for conversion of outstanding Series A Convertible Redeemable Preferred Stock issued on November 29, 2006 and 2,888,667 and 477,723 are reserved for outstanding warrants issued with the Convertible Notes issued 2005, and 566,000 for the conversion of outstanding options issued in the Equity Compensation Plan 2002 for employees. Therefore, approximately 40,438,808 shares of Common Stock remain available for issuance by the Company to raise additional capital, in connection with prospective acquisitions or for other corporate purposes.

Issuances of additional shares of Common Stock would result in dilution of the percentage interest in our Common Stock of all stockholders ratably, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued. In addition, the issuance of additional shares of Common Stock upon exercise of the Warrants, or even the prospect of such issuance, may be expected to have an effect on the market for the Common Stock, and may have an adverse impact on the price at which shares of Common Stock trade.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements, along with the notes thereto and the report of the Company’s independent registered public accounting firm thereon, required to be filed in response to this Item 7 begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's independent registered accounting firm for the fiscal year ended December 31, 2005 was Robison Hill & Co. ("Robison Hill"). Robison Hill issued an audit report for the year ended December 31, 2005. The financial statements audited by Robison Hill for the fiscal year ended December 31, 2005, do not contain an adverse opinion or a disclaimer of opinion, but did include an explanatory paragraph that described the uncertainty of the Company’s ability to continue as a going concern.

Subsequent to the Company's 2005 fiscal year end, the Company's Audit Committee approved a change in independent auditors to the firm of Mendoza Berger & Company, LLP ("MB & Co."), located at 9838 Research Drive, Irvine, CA 92618. Concurrently, with the approval of this change, Robison Hill was dismissed as the Company's independent accounting firm. The Company's change in independent auditors was not based on any disagreement, nor has Robison Hill in the past resigned from, or declined to be, the Company's auditors. The Company's change in auditors was motivated entirely by the departure of a number of experienced staff at Robison Hill which meant that they had insufficient resources to continue as the Company’s independent registered public accountants.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors elects our executive officers annually. Our Directors are elected at the annual meeting of shareholders. Directors are elected to hold office until the next annual meeting. A majority vote of the directors who are in office is required to fill vacancies of the Board of Directors. The executive officers and directors of the Company currently are as follows :

Name	Age	Title
Lee J Cole	45	Director acting Chief Executive Officer
John R Bentley	66	President, Chief Executive Officer and Director
Linden J Boyne	63	Director, Chief Financial officer & Secretary
Gordon McNally	64	Director
Daniel Kane	58	Senior Vice President
Roger Holdom	43	Senior Vice President
Damian Goodwin	35	Senior Vice President

LEE J COLE, DIRECTOR AND ACTING CEO

Lee Cole has extensive experience in technology growth companies and the venture capital markets. Lee has been a principal of Tech Capital Group, a technology consulting and investment firm with stakes in private and public information and healthcare technology companies since 1998. Lee Cole is also a Director of Enhance Biotech, Inc., since June 2004, Advance Nanotech, Inc., since October 4, 2004, Neuro Bioscience, Inc., since November 14, 2002, and Gardant Pharmaceuticals, Inc., since September 23, 2004.

LINDEN J BOYNE, CFO, SECRETARY AND DIRECTOR

Linden Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores. He was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. He resigned in 1991 when the company was acquired. He was an independent company consultant from 1992 to 1999. Mr. Boyne has been employed by Sterling FCS Ltd since January 2003. Prior to that, he was employed as a Director of Ci4net Limited from 1999 to 2002. He has been a Director of Gardant Pharmaceuticals, Inc, since September 23, 2004, the corporate Secretary of Innovate Oncology, Inc., since October 1, 2004 and the corporate Secretary of Anvet Pharma, Inc., since March 15, 2005.

GORDON McNALLY

- Mr. NcNally is a self employed inventor and gaming consultant who has won awards in the gaming industry for innovative products, including the world's first automatic roulette machine. He was the joint creator of the EGC Gamecard. He has a number of other successful inventions to his credit, in particular the casting of magnesium mouldings for motor racing wheels. He has a life time's inventive experience covering photo-electronics, and mechanical and electronic engineering. Mr Mcnally was appointed a Director of the Company in February 2006

JOHN R. BENTLEY, DIRECTOR AND CEO

John R. Bentley has been a director of EGC (UK) since 2002 and resigned all positions on the January 31, 2006 for health reasons.

Key Employees :

DANIEL KANE, SENIOR VICE PRESIDENT OF GAMING

As Senior Vice President Gaming, Daniel is responsible for worldwide marketing and sales activities of Electronic Game Card Inc to the Lottery and International Gaming industries. Mr Kane has 15 years experience in the lottery business commencing with one of the major U.S. instant ticket printers; later became VP Marketing & Sales for the Louisiana Lottery Corporation where he was responsible for instant ticket sales directing a 100 strong sales team. In 1995 he assumed responsibility for marketing of both the instant and on-line games for the Camelot Group (the UK national lottery operator) including Camelot’s television game show relationship with the BBC. Subsequently he became one of the founding members of Camelot International, a subsidiary created by Camelot’s shareholders to offer lottery operational expertise to lotteries and companies in other countries. His work took him to Eastern Europe, the Middle East, Asia, South America and the Caribbean. Prior to joining EGC in 2002 he consulted to a number of lotteries worldwide.

ROGER HOLDOM, SENIOR VICE PRESIDENT MARKETING

Mr. Holdom has held senior positions in the broadcasting, communications and marketing industries before moving into the areas of venture capital for new ventures and early stage corporate finance. Mr. Holdom received his MA degree in Marketing from Bedfordshire University in 2002 and his MBA from London Metropolitan University in 1999. He began his career in media marketing and sales management where he worked in various capacities until he joined the British Broadcasting Corporation and became responsible for marketing BBC Radio 2. In 2000 he moved to Discovery Networks Europe responsible for distribution agreements across Europe. Since then, Mr. Holdom has been a consultant and started working with the Company in April 2005. Mr. Holdom was instrumental in the revitalization of consumer brands, which, in several instances, caused them to become number one in their markets. He also led business development groups that identified and contracted distribution partnerships that generated multi-million dollar revenues across Europe.

DAMIAN GOODWIN, SENIOR VICE PRESIDENT PRODUCTION

Mr. Goodwin is responsible for design, development, production and delivery of our GameCard products. Mr. Damian obtained a Bachelor of Arts degree in Economics, with honors, in 1994 from The University of Greenwich. His career began with Camelot Group PLC, which is the operator of the UK National Lottery. Mr. Goodwin was with Camelot for 7 years from 1994 to 2001, during this period he held several positions with the company, including Customer Service, Technical Service, Quality Management, as well as playing a significant role in a number of overseas projects. Mr. Goodwin was a key member of the bid team for Uthingo which is the operator of the South African National Lottery he also worked with the South African National Lottery on the launch of the lottery's lotto and scratch card products. In 2001, Mr. Goodwin joined WagerLogic, Limited, where he was the Business Manager for Major Accounts and was responsible for managing and developing the relationships and opportunities with major UK based clients. Mr. Goodwin left WagerLogic in 2003 to explore other business interests and opportunities and in November, 2004, he accepted a position with the Company.

Family Relationships

None.

Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years :

1.
Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within the two years prior to that time;

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

AUDIT COMMITTEE

The Board of Directors has not established an Audit Committee. Instead, the full Board of Directors serves as the Audit Committee. Linden Boyne is a member of the Board of Directors and is considered a financial expert.

CODE OF CONDUCT AND ETHICS

The Board of directors approved and adopted a Code of Conduct and Ethics, which is included in this filing as an exhibit, and which will be incorporated on the company website.

COMPLIANCE OF OFFICERS AND DIRECTORS

Based upon our review of Forms 3, 4, and 5 furnished to us during the last fiscal year, all of our officers, directors and persons holding more than ten percent of our equity securities have filed the reports required of them to be filed pursuant to Section 16 (a) of the Exchange Act, except the Directors filed their reports on Form 5’s late.

ITEM 10. EXECUTIVE COMPENSATION

					Long Term
NAME		ANNUAL COMPENSATION			Compensation	All Other
	Year	Salary	Bonus	Other	Awards	Compensation
		$	$	$

John Bentley	2002	150,000	Nil	Nil	Nil	Nil
	2003	150,000	Nil	Nil	Nil	Nil
	2004	200,000	Nil	Nil	Nil	Nil
	2005	200,000	Nil	Nil	Nil	Nil
	2006	50,000	Nil	Nil	Nil	Nil

Lee Cole	2002	Nil	Nil	Nil	Nil	Nil
	2003	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil

Linden Boyne	2002	Nil	Nil	Nil	300,000*	Nil
	2003	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil

*Options for 300,000 shares granted under the 2002 Equity Compensation Plan.

Mr. Bentley was employed on an employment agreement which commenced June 1, 2003, however, as of January 31, 2006, Mr. Bentley's relationship with the Company ended. This event was reported on a Form 8-K filed with the Commission on February 3, 2006. Effective February 1, 2006, Mr. Bentley resigned as an officer and director of the Company and Mr. Bentley's Employment Agreement with the Company and the Company's Consulting Agreement with Llama have been terminated.

John Bentley served as the Company’s Chief Executive Officer (1). Mr. Bentley was employed by the Company pursuant to a written Employment Agreement dated May 28, 2004. The Employment Agreement provided a base salary to Mr. Bentley of $150,000, subject to annual increase at the discretion of the Board of Directors.

The Company and Llama Consultants are parties to agreement dated May 28, 2004, pursuant to which Llama Consultants (“Llama”) agreed to provide financial consulting services to the Company, primarily through Mr. Bentley’s service (“Llama Consulting Agreement”). The Llama Consulting Agreement was renewable annually on June 1. As provided in the Llama Consulting Agreement, the annual consulting fee paid by the Company to Llama is $150,000.00. Other terms of the Llama Consulting Agreement state that the relationship between the Company and Llama is that of independent contractor, which Mr. Bentley must not compete with the Company, for the reimbursement of certain expenses incurred by Mr. Bentley and that Mr. Bentley provide at least 30 hours a week to the Company.

Mr. Boyne is employed by Sterling FCS Ltd. ("SFCS") who is contracted to supply financial and corporate services to the Company pursuant to annually renewable Consulting Agreement. The Consulting Agreement dated September 1, 2004, between the Company and SFCS (the “SFCS Consulting Agreement”) (a copy of which is filed as Exhibit 99.2) requires SFCS to provide an "account services supervisor" at agreed rates. The schedule to that Consulting Agreement is entitled "The Personal & General Limited Consulting Agreement" and it is dated September 1, 2004, as well. The schedule to the Consulting Agreement calls for SFCS to provide the Company with a Chief Financial Officer ("CFO") and Secretary who has expertise and experience in public finance. Mr. Boyne is the individual employed by SFCS and provided to the Company as the CFO and Secretary. Mr. Boyne is the only financial or account personnel provided to the Company by SFCS.

There is no affiliation between SFCS and the Company. Neither Mr. Boyne nor any of the Company’s other officers and directors own any interest in SFCS. Mr. Boyne does receive one hundred percent of his cash compensation from SFCS through the SFCS Consulting Agreement.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our Common Stock as of March 26, 2007 by (i) all those known by our management to be owners of more than five percent of the outstanding shares of Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

NAME AND ADDRESS		AGGREGATE
OF BENEFICIAL OWNERS /	NATURE OF	NUMBER OF
DIRECTORS	OWNERSHIP	SHARES	PERCENT (1)

Lee Cole		0	0
Director
712 Fifth Avenue, 19th Floor
New York, NY-10019

Linden Boyne	Common Stock	300,000 (2)	0.7%
Director, CFO and Secretary			If exercised
Aberfoyle, Green Lane
Blackwater, Camberley, Surrey
United Kingdom

Pequot Capital Management	Common Stock	3,000,000	6.8%
500 Nyala Farm Road, Westport,
CT-06880

All Executive Officers	Common Stock	300,000	0.7%
and Directors as a Group
(2 people)

(1) Based on s44,237,826 hare of Common stock in issue on March 26, 2007
(2) Options issued under the 2002 Equity Compensation Plan

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS

The company rents office space in London and New York from Gardant Pharmaceuticals, a related party, for an aggregate monthly rent of $13,500, and Linden Boyne, the Company’s Secretary, Chief Financial Officer (Principal Accounting Officer) and a Director is also an Officer and Director of Gardant Pharmaceuticals, Inc. Mr. Cole, the Company’s President and Chief Executive Officer and a Director, is also a Director of Gardant Pharmaceuticals, Inc. No other relationship between the two companies exists.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mendoza Berger & Company LLP has served as our independent registered public accounting firm since August 2006 and for the year ended December 31, 2006. For the year ended December 31, 2005 and through August 2006, Robison Hill was our independent registered public accounting firm. The following table shows the fees billed or expected to be billed to us for the audit and other services provided by our accountants for 2006 and 2005 :

	2006	2005

Audit Fees	$55,553	$28,348
Tax and Other Fees	-
Total Fees	$55,553	$28,348

AUDIT FEES. This category includes the audit of our consolidated financial statements, and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, SEC registration statements and comfort letters.

TAX FEES. These fees relate to the preparation and review of tax returns, tax planning and tax advisory services.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2007.

ELECTRONIC GAME CARD, INC.

DATE: March 31, 2007

/S/
LEE J COLE.
CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lee J Cole. and Linden Boyne, and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated :

SIGNATURE / TITLE / DATE

/S/LEE J COLE	Interim President and Chief Executive Officer	March 31, 2007
Lee J Cole	(Principal Executive Officer) and Director

/S/LINDEN BOYNE	Chief Financial Officer (Principal Financial	March 31, 2007
Linden Boyne	Officer) and (Principal Accounting Officer), Secretary and Director

/S/GORDON MCNALLY	Director	March 31, 2007
Gordon McNally

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-1 to F-2

Consolidated Balance Sheets of Electronic Game Card, Inc. and Subsidiaries, as of December 31, 2006 and 2005	F-3

Consolidated Statements of Operations of Electronic Game Card, Inc. and Subsidiaries for the years ended December 31, 2006 and 2005	F-4

Consolidated Statement of Stockholders' Equity of Electronic Game Card, Inc. and Subsidiaries for the years ended December 31, 2006 and 2005	F-5

Consolidated Statement of Cash Flows of Electronic Game Card, Inc. and Subsidiaries for the years ended December 31, 2006 and 2005	F-6

Notes to Consolidated Financial Statements of Electronic Game Card, Inc. and Subsidiaries	F-7 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Electronic Game Card, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Electronic Game Card, Inc., as of December 31, 2006 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Electronic Game Card, Inc. as of December 31, 2005 were audited by other auditors, whose report dated April 13, 2006, on those statements included an explanatory paragraph that described the uncertainty of the Company’s ability to continue as a going concern discussed in Note 1 to the consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Game Card, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MENDOZA BERGER & COMPANY, LLP
MENDOZA BERGER & COMPANY, LLP

Irvine, California March 31, 2007

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

Electronic Game Card, Inc.

We have audited the accompanying consolidated balance sheets of Electronic Game Card, Inc. (formerly a development stage company) as of December 31, 2005, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Game Card, Inc. (formerly a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ ROBISON, HILL & Co.
Certified Public Accountants
Salt Lake City, Utah April 13, 2006

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,052,733	$5,544,331
Accounts receivable	415,067	100,250
Deposit on inventory	97,571	66,939
Deferred charges	343,071	1,732,203
VAT tax refund receivable	19,604	33,715
Related party receivable	79,275	-
TOTAL CURRENT ASSETS	4,007,321	7,477,438

FIXED ASSETS
Patents	29,234	-
Plant and equipment, net	75,586	22,474
Office equipment	63,852	60,302
Furniture & fixtures	1,375	1,166
Less accumulated depreciation	(78,627)	(45,883)
NET FIXED ASSETS	$91,420	$38,059

OTHER ASSETS
Investment in joint venture	-	148,786
Investments, at cost	1,018,269	88,754
TOTAL ASSETS	$5,117,010	$7,753,037

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,140,291	$560,605
Accrued expenses	-	430,411
Related party payable	-	106,944
TOTAL CURRENT LIABILITIES	1,140,291	1,097,960

NON-CURRENT LIABILITIES
Convertible Note payable	-	4,309,990
Deficit in Joint Venture	12,489	-
Interest payable	-	398,637
Total Non-current Liabilities	12,489	4,708,627
TOTAL LIABILITIES	1,152,780	5,806,587

Series A6% Convertible Redeemable Preferred Stock $.001 par value;	8,407,238	-
10,000,000 shares authorized; 5,777,333 issued and 5,604,825 outstanding in 2006 and none in 2005.

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 5,521,000 shares issued and outstanding in 2006 none authorized in 2005	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 44,168,683 and 26,131,513 shares issued and outstanding in 2006 and 2005, respectively	44,169	26,132
Additional paid in capital	25,188,340	21,640,512
Accumulated other comprehensive income (loss)	(754,560)	(513,178)
Retained Deficit	(28,920,957)	(19,207,016)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,443,008)	1,946,450

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,117,010	$7,753,037

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Revenue	$997,363	$630,575
Cost of sales	728,019	618,854
Gross margin	269,344	11,721

OPERATING EXPENSES
Selling and marketing	173,569	506,319
General and administrative	629,791	1,729,767
Consulting expenses	532,778	1,139,947
Salaries & wages	629,155	922,704
Loss from joint venture	161,275	851,214
TOTAL OPERATING EXPENSES	2,126,568	5,149,951

Loss from operations	(1,857,224)	(5,138,230)

Other income/ (expense)
Foreign currency translation gain/(loss)	-	(109,397)
Interest income	371,349	-
Interest expense	(5,351,629)	(3,821,334)
Late registration fee & penalties	(2,876,437)	(430,411)
	(7,856,717)	(4,361,142)

Net loss	$(9,713,941)	$(9,499,372)

Foreign currency translation adjustment gain / (loss)	(241,382)

Comprehensive loss	$(9,955,323)	$(9,499,372)

Net loss per share - basic and diluted	$(0.22)	$(0.37)

Weighted average shares outstanding - basic and diluted	44,168,683	25,765,765

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Accumulated	Accumulated	Total
	Common		Additional		Deficit	Other	Stockholders’
	Stock		Paid In	Warrant	Since	Comprehensive	Equity
	Shares	Amount	Capital	Valuation	Inception	Income/(Loss)	(Deficit)

Balance January 1, 2005	24,936,928	$24,937	$12,207,471	$(139,189)	$(9,707,644)	$(513,178)	$1,872,397

Cash received on currency receivable	-	-	-	139,189	-	-	139,189
Warrants exercised for cash	310,833	311	310,522	-	-	-	310,833
Warrants exercised for stock	124,681	125	(125)	-	-	-	-
Stock issued for fundraising	759,071	759	1,432,266	-	-	-	1,433,025
Warrants issued for fundraising	-	-	626,578	-	-	-	626,578
Beneficial conversion	-	-	4,679,640	-	-	-	4,679,640
Convertible stock discount	-	-	2,384,160	-	-	-	2,384,160
Currency translation	-	-	-	-	-	-	-
Net Loss for the Year	-	-	-	-	(9,499,372)	-	(9,499,372)
Balance December 31, 2005	26,131,513	$26,132	$21,640,512	$-	$(19,207,016)	$(513,178)	$1,946,450

Shares issued to consultants for services	1,164,248	1,164	628,600	-	-	-	629,764
Shares issued as late registration penalty	16,616,722	16,617	2,660,466	-	-	-	2,677,083
Conversion of redeemable preference stock	256,200	256	258,762	-	-	-	259,018
Currency translation	-	-	-	-	-	(241,382)	(241,382)
Net Loss for the Year	-	-	-	-	(9,713,941)	-	(9,713,941)
Balance December 31, 2006	44,168,683	$44,169	$25,188,340	$-	$(28,920,957)	$(754,560)	$(4,443,008)

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES :
Net Loss	$(9,713,941)	$(9,499,372)

Adjustments to reconcile net loss to cash used in operating activities :
Depreciation	32,744	20,064
Amortization of deferred charges	1,389,132	-
Amortization of interest expense	3,245,788	-
Interest expense on options and warrants issued	-	3,753,843
Stock issued for services	628,600	-
Stock issued for payment of late registration fees	2,660,466	-
Joint Venture equity losses	(12,489)	851,214

Change in operating assets and liabilities :
Increase in accounts receivable	(314,817)	(20,000)
(Increase) Decrease in deposit on inventory	(30,632)	27,879
Decrease in value added tax receivable	14,111	12,521
Increase (Decrease) in accounts payable	579,686	(13,051)
Increase (Decrease) in accrued liabilities	(430,411)	389,324
Decrease in related party payable	(106,944)	106,944
Increase in interest payable	-	398,686
Decrease in unearned revenue	-	(62,370)
Net cash used in operating activities	$(2,058,707)	$(4,034,318)

CASH FLOWS USED IN INVESTING ACTIVITIES :
Purchase of patent	(29,234)	-
Purchase of plant and machinery equipment	(53,112)	(15,290)
Purchase of office equipment	(3,550)	(1,315)
Purchase of furniture & fixtures	(209)	(800)
Purchase of investments	(929,515)	(88,754)
Net cash used in investing activities	$(1,015,620)	$(106,159)

CASH FLOWS FROM FINANCING ACTIVITIES :
Proceeds from sale of common stock	-	450,022
Payments to related party	(79,275)	61,560
Receipts on related party payable	-	-
Payment on note receivable	-	143,468
Investment in joint venture	148,786	-
Proceeds from convertible notes payable	754,600	7,947,200
Net cash provided by financing activities	$824,111	$8,602,250

Foreign Exchange Effect on Cash	(241,382)	-

Net (Decrease) Increase in Cash	(2,491,598)	4,461,773
Cash at Beginning of Period	5,544,331	1,082,558
Cash at End of Period	$3,052,733	$5,544,331

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for :
Interest	$-	$-
Income Taxes	$-	$-

ELECTRONIC GAME CARD, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

The Company was incorporated under the laws of the United Kingdom on April 6, 2000, under the name of Electronic Game Card, Ltd. Until 2002, the Company remained dormant and had no operations until August 8, 2002, then issuing stock for services. This date has been treated as the date of inception. On May 5, 2003, the Company entered into an agreement whereby it acquired 100% of the outstanding stock of Electronic Game Card Marketing, a Delaware Company. The Company ceased being a development stage company in 2006.

On December 5, 2003, the Company acquired 100% of the outstanding stock of the Electronic Game Card, Inc. (Nevada) in a reverse acquisition. At this time, a new reporting entity was created and the name of the Company was changed to Electronic Game Card, Inc.

The Company engages in the development, marketing, sale and distribution of recreational electronic software which primarily targets towards lottery and sales promotion markets through its Great Britain subsidiary.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the years ended December 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 included in the Company's annual report on Form 10-KSB.

Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $28,788,915 for the period from August 8, 2000 (inception) to December 31, 2006. The Company's future capital requirements will depend on numerous factors including, but not limited to, additional debt and equity financings, continued progress in developing its products, market penetration and profitable operations from sale of its electronic game cards.

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

Principles of Consolidation

The consolidated financial statements include the accounts for the following companies :

•	Electronic Game Card, Inc. (Formerly Scientific Energy, Inc.) (Nevada Corporation)
•	Electronic Game Card, Ltd. (United Kingdom Corporation)
•	Electronic Game Card Marketing, Inc. (A Delaware Corporation)

The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant inter-company accounts and transactions have been eliminated.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2006, the Company did not have any balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at credit worthy financial institutions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows :

Asset	Rate

Furniture and fixtures	7 years
Plant and machinery equipment	3 - 5 years
Office equipment	3 years

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to the statements of operations.

Depreciation expense for the years ending December 31, 2006 and 2005, were $32,744 and $20,064, respectively

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2006 and 2005, advertising costs were $191,907 and $506,319, respectively.

Revenue Recognition

Revenue from product sales, net of estimated provisions, will be recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting : Bulletin No. 104, "Revenue Recognition in Financial Statements" (SAB104"). Accordingly, revenue is recognized when all four of the following criteria are met :

•	persuasive evidence that an arrangement exists;

•	delivery of the products have occurred;

•	the selling price is both fixed and determinable;

•	collectibility is reasonably probable.

Foreign Currency Translation

The Company's primary functional currencies are the United States Dollar (USD) and the Great Britain Pound (GBP). Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the period. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive income/(loss) in stockholders' equity.

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

Loss Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of December 31, 2006, the Company had 6,433,368 warrants and 566,000 options outstanding to purchase up to 6,999,368 shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for December 31, 2006 and 2005 and are thus not considered.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock Compensation for Non-Employees

At December 31, 2006, the Company has an employee compensation plan, which is described more fully in Note 8. Prior to 2003, the Company accounted for those plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation costs was reflected in previously reported results, as all options granted under those plans has an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provision of the FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provision of Statement No. 123 been applied to all awards granted to employees after January 1, 2002.

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

In March 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Statement permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities :

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

In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process with the first step being recognition and the second step measurement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following : (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable (b) a reduction in a deferred tax asset or an increase in a deferred tax liability. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet adopted FIN 48 and do not expect the adoption to have a material impact on our financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements in order to conform to the current presentation.

NOTE 2 - INCOME TAXES

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,444,213 in the United States and $5,714,249 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

For the years ending December 31, 2006 and 2005 income tax expense was $0 and $0, respectively.

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 3 - OPERATING COMPANY, NO LONGER A DEVELOPMENT STAGE COMPANY

The Company has begun principal operations in 2006 and is no longer a development stage company. The Company has had recurring losses during its development stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2006, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

NOTE 4 - SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

On November 29, 2006, the Company obtained the consent of the majority in interest of the investors in the private placement of Convertible Promissory Notes and Warrants issued March 24, 2005 and April 5, 2005 to exchange their Notes for Series A Convertible Redeemable Preferred Stock. The Note Holders exchanged $8,666,000 of 6% Notes due in March and April of 2007, convertible at $1.50 per share for 5,777,333 shares of Series A Convertible Redeemable Preferred Stock. The Series A Shares were issued for $1.50 per share and are convertible at $1.01 per share into 8,580,198 shares of Common Stock. Each share of Series A Convertible Redeemable Preferred Stock is redeemable on March 15, 2010 at the original issuance price of $1.50 plus all unpaid dividends, if not converted prior to that date.

At the time of the exchange of the Convertible Promissory Notes for the Series A Convertible Redeemable Preferred Stock, the Company issued 13,593,725 shares of Common Stock as additional penalty shares pursuant to the Registration Rights Agreement. It was agreed that these penalty shares were issued in lieu of any Non-Registration Statement Penalty shares that may have accrued and any other claims.

At the time of the exchange of the Convertible Promissory Notes for the Series A Convertible Redeemable Preferred Stock, the Company reduced the exercise price of the 2,888,667 warrants originally issued with the Convertible Notes in March and April of 2005 from $1.85 to $.50. On December 8, 2006, 172,508 shares of Series A Convertible Redeemable Preferred shares were converted into 256,200 shares of Common Stock.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE

On March 24, and April 6th, 2005 the Registrant sold a total of $8,418,000 and $248,000 Convertible Promissory Notes to accredited investors in a private placement of securities. Each $48,000 principal amount of a Convertible Promissory Note will automatically convert into 32,000 shares of the Registrant’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), upon the effectiveness of actions by the Registrant’s shareholders to authorize the Series A Preferred Stock.. Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Registrant’s Common Stock par value $0.001 per share (the “Common Stock”), which equates to an initial conversion price of $1.50 per share of Common Stock. The Convertible Promissory Notes may be converted, at the purchaser’s discretion, directly into Common Stock on an as-converted-into-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is authorized and issued, and are immediately convertible for such purpose. Consequently, each Convertible Promissory Note is convertible ultimately into an aggregate of 32,000 shares of Common Stock. Also, the Registrant issued one (1) warrant (a “Warrant”) to acquire one (1) share of Series A Preferred Stock for every two shares of Series A Preferred into which the Convertible Promissory Notes are initially convertible. The Warrants shall be exercisable to acquire share of Series A Preferred Stock upon the effectiveness of actions by the Registrant’s shareholders to authorize the Series A Preferred Stock. The Warrants shall be exercisable initially at $1.85 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years. In addition, at the option of the holder, each Warrant is also immediately exercisable directly to acquire, instead of shares of Series A Preferred Stock, shares of Common Stock on an as-converted-from-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is ever authorized or issued. Unexercised Warrants shall expire earlier upon notice by the Company to the holders of the Warrants following any consecutive 30-day trading period during which the Common Stock trades on its principal market at a price at or above three (3) times the then applicable exercise price with average daily volume of at least 100,000 shares (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events). This note is payable upon written demand which may be made on or after March 31, 2007, unless this note has been converted into shares of the Company's "Series A Preferred Stock" or "Common Stock". The Interest rate of this note is 6%. In connection with the convertible debt issuance on March 24, 2005, the company incurred charges in the amount of $718,800. These costs are being amortized over the two year life on the note and as of December 31, 2006, the amortization amount that has been booked to interest expense is $539,100.

At issuance of these Convertible Promissory Notes, a portion of the proceeds was assigned to the conversion feature. Upon conversion, holders will receive common stock with an aggregate fair value of $4,679,640, this beneficial conversion feature is being amortized over the two year life of the note.

The Convertible Promissory Notes were issued with 2,888,667 five (5) year warrants exercisable at $1.85 per share. The warrants were valued at $2,384,160 and are being amortized over a two year period. For the years ended December 31, 2006 and 2005, $298,020 and $894,060 was charged to interest expense.

The Convertible Promissory Notes were issued with a Beneficial Conversion Feature of $4,679,640 and is being amortized over a two year period. For the years ended December 31, 2006 and 2005, $584,955 and $1,754,865 was charged to interest expense.

Late Registration Fees and Penalties

During the year the ended December 31, 2006 the Company issued 16,616,722 shares of common stock underlying to the Convertible Promissory Note holders. The Common Stock was issued to satisfy late fees and penalties of 2,876,437incurred by the Company for failing to register the common stock underlying the Convertible Promissory Notes. During the year ended December 31, 2005, the late registration fee and penalties amounted to $430,411.
	December
	2006	2005
Convertible Note Payable, Interest at 6% per annum, due March 24, 2007	$4,309,990	$8,666,000
Less : Conversion Feature		(4,356,010)

Amortization of beneficial interest of deferred charges 4,356,010
Exchanged for Series A Convertible Redeemable Preferred Stock	(8,666,000)

Long-term debt	$0	$4,309,990

NOTE 6 - RELATED PARTY TRANSACTIONS

As at December 31, 2006 and 2005 the Company was owed $79,275 and $0 and at December 31, 2006 and 2005, the Company owed $0 and $106,944 and to related parties incurred in the ordinary course of business.

During the years ended December 31, 2006 and 2005 the Company incurred rent expense of $108,000 and $108,000 for rent for the New York office and $66,200 and $46,000 for the London office.

During the year ended December 31, 2006 and 2005, the Company has certain related party payables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest (see long-term notes payable, Note 5). As of December 31, 2006 and 2005, $79,275 and $0 was owed to the Company.

NOTE 7 - COMMON STOCK TRANSACTIONS

During 2005 the Company issued 310,833 shares of common stock from warrants in exchange for $310,833 in cash.

During 2005 the Company issued 124,681 shares of common stock from the cashless exercise of warrants.

During 2005 the Company issued 759,071 shares of common stock for private placement fundraising services.

Between April 5 and April 28 2005 the company issued 225,045 of restricted stock from the exercise of options to purchase stock at $1.00 per share. The Company received net proceeds of $151,250 and incurred no fees and commissions.

On May 4, 2005 the company issued 714,286 shares of restricted common stock as compensation for services provided under a finder’s agreement dated November 12, 2003 valued at $1.085 per share.

On June 6, 2005 the company issued 25,000 of restricted stock from the exercise of options to purchase stock at $1.00 per share. The Company received net proceeds of $25,000 and incurred no fees and commissions.

On December 6, 2005 the company issued 39,785 shares restricted common stock as compensation for expenses incurred in connection with a finder’s agreement dated November 12 2003 which closed on November 12, 2005 valued at $1.085 per share.

Between March 1, 2006 and June 30, 2006, the Company issued 2,229,871 shares of restricted common stock to holders of Convertible Promissory Notes dated March 24, 2005 and April 6, 2005 for late filing penalties that accrued for the Company’s failure to timely register the Common Stock that was issued upon conversion of the convertible notes.

On April 6, 2006 the Company cancelled a consulting contract and had returned 511,755 of common stock.

On April 3, 2006 the company issued 39,785 shares of restricted common stock as compensation for consulting services valued at $10,150 or 38 cents per share.

On August 25, 2006 the Company issued 720,000 shares of restricted common stock to as compensation for services consulting services valued at $0.38 per share.

On September 13, 2006 the Company issued 714,286 shares of restricted common stock as compensation for consulting services valued at $0.33 per share.

On November 29, 2006 the company issued 13,593,725 shares of restricted common stock to the holders of the Convertible Promissory Notes dated March 24, 2005 and April 6, 2005 for late filing penalties that accrued for the Company’s failure to timely register the Common Stock that was issued upon conversion of the convertible notes.

On November 30, 2006 the company issued 100,000 shares of restricted common stock as compensation for consulting services valued at $17,500 or $0.175 per share.

On December 5, 2006, the company issued 101,932 shares of restricted common stock as compensation for consulting services values at $20,400 or $0.20 per share.

On December 8, 2006, the Company issued 256,200 shares of restricted Common Stock related to the conversion of 172,508 shares of Series A Convertible Redeemable Preferred Stock.

On December 21, 2006 the company issued 793,126 share of restricted common stock as compensation services valued at $142,763 or $0.18 per share.

NOTE 8 - STOCK OPTIONS AND WARRANTS

The Company has adopted a stock compensation plan entitled the 2002 Equity Compensation Plan. Pursuant to this 2002 Equity Compensation Plan, grants of shares can be made to (i) designated employees of Electronic Game Card, Inc. (the "Company") and its subsidiaries including Electronic Game Card Ltd, (ii) certain advisors who perform services for the Company or its subsidiaries and (iii) non-employee members of the Board of Directors of the Company (the "Board") with the opportunity to receive grants of incentive stock options, non-qualified options, share appreciation rights, restricted shares, dividend equivalent rights and cash awards. The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company's shareholders, and will align the economic interests of the participants with those of the shareholders.

The 2002 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered. The original exercise price of the options was equal to one half the price at which the Common Stock is issued at the first public offering, however, subsequent to the adoption of the 2002 Equity Compensation Plan the board determined that the exercise price would be issued from a range of $0.50 to $2.00 per option. Those eligible to participate in this plan are entitled to vest 25% of the stock offered in this option for each six months of service with the Company. After vesting the exercise of these options must be done within ten years of the option date. As of December 31, 2006, 315,250 options have been exe4rcised and 566,000 options are outstanding.

The fair value of each option granted is estimated on the grant date using the closing stock price on the grant date. During 2004, the Company recorded $110,700 in compensation expense in connection with options granted pursuant to this plan.

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

In addition, on February 20, 2004, the Company issued additional warrants as consideration for assistance in placing the common stock pursuant to the private placement. The warrants were issued as follows : 1) Warrants to purchase up to 353,750 shares of common stock at an exercise price of $1.00 per share were granted to Middlebury Capital LLC. These were granted as compensation for placement agents for the private placement. These are exercisable through February 20, 2009. 2) Warrants to purchase up to 32,000 shares of common stock at an exercise price of $1.00 per share were granted to National Securities, Inc. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 3) Warrants to purchase up to 200,000 shares of common stock at an exercise price of $1.00 per share were granted to First Securities USA, Inc. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 4) Warrants to purchase up to 86,250 shares of common stock at an exercise price of $1.00 per share were granted to IQ Ventures. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009.

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

In connection with the issuance of convertible debt on March 24, 2005 and April 6, 2005, the Company issued 2,888,667 warrants. Each warrant is exercisable for a period of five years at a price of $1.85 for one share of common stock. The fair value of the warrants was estimated at $2,384,160 using the Black-Scholes options pricing model with the following assumptions : no dividend, risk-free interest rate of 4.3%, and an expected life of 5 years and volatility of 96%. The values of the warrants have been booked as deferred charges and are being amortized over the two year life of the convertible debt.

On November 29, 2006 the exercise price of the warrants was reduced to $.50 as part of the exchange of Convertible Notes for Series A Convertible Redeemable Preferred exchange.

In connection with the issuance of convertible debt on March 24, 2005 and April 6, 2005, the Company issued 477,723 placement agent warrants. Each warrant is exercisable for a period of five years at a price of $1.85 for one share of common stock. The fair value of the warrants was estimated at $626,578 using the Black-Scholes options pricing model with the following assumptions: no dividend, risk-free interest rate of 4.3%, and an expected life of 5 years and volatility of 96%. The values of the warrants have been booked as deferred charges and are being amortized over the two year life of the convertible debt.

In connection with the November 29, 2006 exchange of Series A Convertible Redeemable Preferred Stock for the Convertible Debt issued on March 24, 2005 and April 6, 2005, the Company reduced the exercise price to $.50 from $1.85 for the 2,888,667 warrants issued with the Convertible Debt. Each warrant is exercisable for a period of five years, and their term was not extended.

The fair value of the warrants was estimated at $189,042 using the Black-Scholes options pricing model with the following assumptions : no dividend, risk-free interest rate of 4.3%, and an expected life of 5 years and volatility of 96%. The values of the warrants have been booked as deferred charges and are being amortized over the two year life of the convertible debt.

The following table sets forth the options outstanding as of December 31, 2006 :

	Options / Warrants Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, December 31, 2005	666,000	$0.74	-
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value
- Expired	100,000	$2.00
- Exercised	-	-	-
Options outstanding, December 31, 2006	566,000	$0.52	-

The following table sets forth the options outstanding as of December 31, 2005 :

	Options / Warrants Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value
- Expired	-	-	-
- Exercised	-	-	-
- Cancelled	101,000	$2.00	-
Options outstanding, December 31, 2006	666,000	$0.74	-

A summary of the options outstanding as of December 31, 2006 by range of exercise prices is shown as follows :
				Weighted	Weighted
		Weighted	Shares /	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractua
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life
$ 0.50	546,000	$0.50	546,000	$0.50	7.1 years
$ 1.00	20,000	$1.00	20,000	$1.00	8 years

The following table sets forth the warrants outstanding as of December 31, 2005 :

	Options / Warrants Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Granted, Exercise price more than fair value	2,888,667	$1.85	$1.77
Granted, Cashless Exercise price more than fair value	477,723	$1.85	$1.77
- Expired	-	-	-
- Exercised	435,514	$1.00	-
- Cancelled	100,933	-	-
Options / Warrants outstanding, December 31, 2005	6,433,368	$1.00	-

The following table sets forth the summary of warrants outstanding as of December 31, 2005 by range of exercise price :

	Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Currently Exercisable	Weighted Average Exercise Price Currently Exercisable	Weighted Average Contractual Remaining Life	$	Years
	$1.00	3,603,425	$1.00	3,603,425	$1.00	4.2 years
Exercised		(435,514)	$1.00	(435,514)
Cancelled		(100,933)		(100,933)
		3,066,978		3,066,978	$1.00	3.2 years	3,066,978	9,814,330

06-Apr-06	$1.85	2,888,667	$1.85	2,888,667	$1.85	4.25 years	5,344,034	12,276,835
07-Apr-06	$1.85	477,723	$1.85	477,723			883,788	2,030,323
31-Dec- 05		6,433,368		6,433,368			9,294,800	24,121,487
							1.4448	3.7494

The following table sets forth the summary of warrants outstanding as of December 31, 2006 by range of exercise price :

	Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Currently Exercisable	Weighted Average Exercise Price Currently Exercisable	Weighted Average Contractual Remaining Life	$	Years
31-Dec-05	$1.00	3,066,978	$1.00	3,066,978	$1.00	3.2 years
Exercised		-	$1.00	-
Cancelled		-		-
31-Dec-06		3,066,978		3,066,978	$1.00	2.2 years	3,066,978	6,747,352

31-Dec-05	$1.85	2,888,667	$0.50	2,888,667	$0.50	4.25 years
Exercised		-		-
Cancelled		-		-
31-Dec-06		2,888,667		2,888,667	$0.50	3.25 years	3,066,978	6,747,352

31-Dec-05	$1.85	477,723	$1.85	477,723	$1.85	4.25 years
Exercised		-		-
Cancelled		-		-
31-Dec-06		477,723		477,723	$1.85	3.25 years	883,788	1,552,600

31-Dec-06		6,433,368		6,433,368			5,395,099	17,688,119
							0.8386	2.7494

A summary of the warrants outstanding as of December 31, 2005 by range of exercise prices is shown as follows :

				Weighted	Weighted
		Weighted	Shares /	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractua
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life
$ 1.00	3,066,978	$1.00	3,066,978	$1.00	3.20 years
$ 1.85	3,366,390	$1.85	3,366,390	$1.85	4.25 years

NOTE 9 - COMMITMENTS

On September 1, 2004, the Company entered into a lease agreement with a related party for office space in London on a one year lease agreement. The terms for the agreement required a monthly rent of $5,520 (£3,000). As of December 31, 2005, the Company Leases this office space on a month-to-month lease.

The Company also leases office space in New York on a month-to-month basis from a related party. The monthly rent on this lease is $9,000 per month.

NOTE 10 - JOINT VENTURE

On October 12, 2004, the Company entered into a joint venture agreement with Scientific Games International, Inc. ("SciGames:), to exclusively market and promote the Company's Electronic Game Card product worldwide to national and state lotteries. SciGames purchased Two Million One Hundred Seventy-One Thousand Five Hundred Ninety-Four (2,171,594) shares of newly-issued common stock, par value $0.001 per share of the Company for an aggregate purchase price of $1,085,798 pursuant to a subscription agreement dated October 12, 2004. At the closing, the Company contributed One Million Dollars ($1,000,000) to the joint venture. The closing was completed on November 12, 2004 when the funds cleared into the joint venture's account.

The Company accounts for the investment in the joint venture under the equity method and holds a 50% interest in the joint venture.

ASSETS
	2006	2005
Cash	10,130	437,725
Prepaid expenses	194,177	19,198
Deposits	55,732	152,940
Inventory	98,114	91,080
Fixed assets, net	357,719	-
Total Assets	715,872	700,943

LIABILITIES AND PARTNERS’ EQUITY LIABILITIES

Due Scientific Games, Inc.	739,085	403,371
Total Liabilities	739,085	403,371

PARTNERS’ EQUITY

Capital	1,000,000	1,000,000
Retained Earnings Current	(1,023,213)	(702,428)
Total Equity	23,213	297,572
Total Liabilities and Partners’ Equity	715,872	700,943

INCOME STATEMENT

Revenue	458,559	250,914
Cost of Sales	492,365	858,766
Gross Profit	(33,806)	(607,852)

Selling, General and Administrative Expenses	288,744	94,576
Loss	(322,550)	(702,428)

INDEX TO EXHIBITS

Exhibit 31.1*	Certification of Lee Cole, Interim Chief Executive Officer, pursuant to Rule 14(a) or Rule 15(d) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Linden J H Boyne, Chief Financial Officer, pursuant to Rule 14(a) or Rule 15(d) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Lee Cole, Interim Chief Executive Officer, pursuant to 18 u.s.c. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification of Linden J H Boyne, Chief Financial Officer, pursuant to 18 u.s.c. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith