Form 10QSB
period 2007-03-31
ELECTRONIC GAME CARD INC
filed 2007-05-15
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2007

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

(646) 723-8946
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date : As of May 14, 2007 there were 44,168,683 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Traditional small business disclosure format Yes ☐ No ☒

PART I : FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRONIC GAME CARD, INC
CONSOLIDATED BALANCE SHEET

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,833,280	$3,052,733
Accounts receivable	981,268	415,067
Deposit on inventory	97,571	97,571
VAT receivable	16,330	19,604
Deferred charges	304,952	343,071
Related party receivable	-	79,275
Total current assets	4,233,401	4,007,321

PROPERTY AND EQUIPMENT
Plant and machinery	75,628	75,586
Office equipment	63,900	63,852
Furniture and fixtures	1,378	1,375
Less : accumulated depreciation	(81,712)	(78,627)
Property and equipment, net	59,194	62,186

OTHER ASSETS
Patents	29,234	29,234
Investments, at cost	1,182,893	1,018,269
TOTAL ASSETS	$5,504,722	$5,117,010

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,165,252	$1,140,291
Interest payable	129,000	-
Total current liabilities	1,294,252	1,140,291

Deficit in joint venture	31,127	12,489

Series A 6% convertible redeemable preferred stock, par value $0.001, 10,000,000 shares authorized, 5,777,333 and 5,604,825 shares issued and outstanding as of March 31, 2007	8,407,238	8,407,238

STOCKHOLDERS' EQUITY/(DEFICIT)
Common stock, par value $0.001, 100,000,000 shares authorized, 44,168,683 and 44,168,683 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	44,169	44,169
Additional paid-in capital	25,188,340	25,188,340
Accumulated deficit	(28,642,796)	(28,920,957)
Accumulated other comprehensive loss	(817,608)	(754,560)
Total Stockholders’ Deficit	(4,227,895)	(4,443,008)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$5,504,722	$5,117,010

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELECTRONIC GAME CARD, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2007	2006

Revenue	$990,538	$152,145
Cost of sales	255,345	82,486
Gross profit	735,193	69,659

Operating expenses
Sales and marketing	1,172	19,399
General and administrative	104,617	167,354
Consulting expenses	95,005	188,348
Salaries and wages	112,245	174,309
Loss from joint venture	18,638	174,309
Total operating expenses	331,677	549,410

Income (loss) from operations	403,516	(479,751)

Other income (expense)
Interest income	42,701	-
Interest expense	(168,056)	(1,458,995)
Total other income (expense)	(125,355)	(1,458,995)

Net income (loss)	$278,161	$(1,938,746)

Foreign currency translation loss	(63,048)	(635)

Comprehensive income / (loss)	$215,113	$(1,939,381)

Net income / (loss) per common share - basic and diluted	$0.01	$(0.08)

Weighted average number of shares outstanding	44,168,683	25,765,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELECTRONIC GAME CAR, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES :
Net income (loss)	$278,161	$(1,938,746)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,085	2,969
Amortization of interest expense	-	882,975
Amortization of deferred charges	38,119	347,283
Loss from joint venture	18,638	347,283

Change in operating assets and liabilities:
(Increase) in accounts receivable	(566,201)	-
Decrease in VAT receivable	3,274	7,091
Increase (decrease) in accounts payable	24,961	(41,560)
(Decrease) in related party payable	-	(96,300)
Increase in accrued liabilities	-	259,980
Increase in interest payable	129,000	129,989

Net cash used in operating activities	(70,963)	(446,319)

CASH FLOWS FROM INVESTING ACTIVITIES :
Purchase of property and equipment	(93)	(542)
Investments	(164,624)	-

Net cash used in investing activities	(164,717)	(542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts on related party receivable	79,275	-

Net cash provided by financing activities	79,275	-

Foreign currency exchange effect on cash	(63,048)	(635)

Net decrease in Cash	(219,453)	(447,496)

Cash at beginning of period	3,052,733	5,544,331
Cash at end of period	$2,833,280	$5,096,835

Supplemental disclosure of cash flow information
Cash paid during the period for :
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

ELECTRONIC GAME CARD, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

The Company is engaged in the development, marketing, sale and distribution of recreational electronic software which is primarily targeted towards lottery and sales promotion markets through its UK subsidiary.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Electronic Game Card, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

Principles of Consolidation

The consolidated financial statements include the accounts of the following companies:

•	Electronic Game Card, Inc. (Nevada Corporation)
•	Electronic Game Card, Ltd. (United Kingdom Corporation)
•	Electronic Game Card Marketing (A Delaware Corporation)

The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant inter-company accounts and transactions have been eliminated.

Certain amounts in the prior periods consolidated financial statements and notes have been reclassified to conform to the current period’s presentation.

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

Depreciation

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Rate

Plant and Machinery Equipment	3 years
Office Equipment	3 years

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended March 31, 2007 and 2006, advertising costs were $-0- and $19,399, respectively.

Revenue recognition

Revenue is recognized from sales of product when persuasive evidence of an arrangement exits; product has been shipped to customers; fee is fixed or determinable; and, collectibility is reasonably assured.

Foreign Currency Translation

The Company's functional currency for its foreign subsidiary, Electronic Game Card Ltd., is the British (UK) Pound and the reporting currency is the U.S. Dollar. All elements of financial statements are translated using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. Stockholders’ Equity is translated using the historical rate. For revenues, expenses, gains and losses the weighted average exchange rate for the period is used. Translation gains and losses are included as a separate component of stockholders’ equity as other comprehensive income or loss. Gain and losses resulting from foreign currency transactions are included in net income or loss from operations.

ELECTRONIC GAME CARD, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Pervasiveness of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s consolidated financial statements are based on a number of estimates, including accruals for accounts payable and interest expense, amortization of deferred charges, allowance for doubtful accounts, estimated useful lives of property and equipment, and fair value of investments.

Income (Loss) per Share

Basic income (loss) per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of March 31, 2007, the Company had options and warrants outstanding to purchase up to shares of common stock. However, the effect of the Company’s common stock equivalents would be anti-dilutive for March 31, 2007 and 2006 and are thus not considered.

Stock Compensation for Non-Employees

The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company’s stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

NOTE 2  GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $29,000,000 for the period from August 8, 2000 (inception) to March 31, 2007. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from sale of its electronic game cards. As such, the Company may require additional debt or equity financing to support its operations until such time as it achieves positive cash flows from operations.

ELECTRONIC GAME CARD, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 2  GOING CONCERN
(Continued)

These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 3  INCOME TAXES

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of March 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $21,711,106 in the United States and $6,913,052 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

For the years ending March 31, 2007 and 2006 income tax expense was $0 and $0.

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 4  RELATED PARTY TRANSACTIONS

As at March 31, 2007 and December 31, 2006 the Company was owed $0 and $79,275 by related parties incurred in the ordinary course of business.

During the quarter ended March 31, 2007 and the year ended December 31, 2006 the Company incurred rent expense of $27,000 and $108,000 for rent for the New York office and $20,000 and $80,000 for the London office.

NOTE 5  STOCK OPTIONS /WARRANTS

The Company has adopted a stock compensation plan entitled the 2002 Equity Compensation Plan. Pursuant to this 2002 Equity Compensation Plan, grants of shares can be made to (i) designated employees of Electronic Game Card Inc. (the “Company”) and its subsidiaries including Electronic Game Card Ltd, (ii) certain advisors who perform services for the Company or its subsidiaries and

ELECTRONIC GAME CARD, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 5  STOCK OPTIONS /WARRANTS
(Continued)

(iii) non-employee members of the Board of Directors of the Company (the “Board”) with the opportunity to receive grants of incentive stock options, nonqualified options, share appreciation rights, restricted shares, dividend equivalent rights and cash awards. The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company’s shareholders, and will align the economic interests of the participants with those of the shareholders.

The 2002 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered. The original exercise price of the options was equal to one half the price at which the Common Stock is issued at the first public offering, however, subsequent to the adoption of the 2002 Equity Compensation Plan the board determined that the exercise price would be issued from a range of $0.50 to $2.00 per option. Those eligible to participate in this plan are entitled to vest 25% of the stock offered in this option for each six months of service with the Company. After vesting the exercise of these options must be done within ten years of the option date. As of March 31, 2007, 1,190,000 of a total possible of 1,200,000 options have been distributed. During 2004 the Company recorded $110,700 in compensation expense in connection with options granted pursuant to this plan. In February 2007 the company adopted an equity compensation scheme entitled The 2007 Equity Compensation Plan. The 2007 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered. On February 6, 2007 the company issued 2,000,000 options to management and staff at an exercise price of 17.5c per share and 2,000,000 at an exercise price of 25c per share.

On February 20, 2004, the Company issued additional warrants as consideration for assistance in placing the common stock pursuant to the private placement. The warrants were issued as follows: 1) Warrants to purchase up to 353,750 shares of common stock at an exercise price of $1.00 per share were granted to Middlebury Capital LLC. These were granted as compensation for placement agents for the private placement. These are exercisable through February 20, 2009. 2) Warrants to purchase up to 32,000 shares of common stock at an exercise price of $1.00 per share were granted to National Securities, Inc. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 3) Warrants to purchase up to 200,000 shares of common stock at an exercise price of $1.00 per share were granted to First Securities USA, Inc. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 4) Warrants to purchase up to 86,250 shares of common stock at an exercise price of $1.00 per share were granted to IQ Ventures. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. In connection with a private placement on March 31, 2005, the Company issued 3,426,875 warrants. Each warrant is exercisable for a period of five years at a price of $0.50 for one share of common stock. The warrants were determined to have no value at the time of their issuance.

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

NOTE 6  JOINT VENTURE

On October 12, 2004, the Company entered into a joint venture agreement with Scientific Games International, Inc. (“SciGames:), to exclusively market and promote the Company’s Electronic Game Card product worldwide to national and state lotteries.

ELECTRONIC GAME CARD, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 6  JOINT VENTURE
(Continued)

During the three months ended March 31, 2007, the Company had a loss from the joint venture in the amount of $18,638 which represented the Company’s allocable 50% interest. Subsequent to March 31, 2007, the Company and SciGames mutually agree to terminate their joint venture.

NOTE 7  SERIES A PREFERRED STOCK

On March 24, and April 6th, 2005 the Registrant sold a total of $8,666,000 Convertible Promissory Notes to accredited investors in a private placement of securities. This note was payable upon written demand which may be made on or after March 31, 2007, and was converted into Series A Preferred stock at the company’s election on November 29, 2006. Each share of Series A Preferred Stock is convertible into one share of Common Stock at no cost by stockholder and is redeemable by the company not later than March 15, 2010. Series A Preferred Stock pays interest at 6% per annum. Also, the Registrant issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A Preferred stock. The Warrants shall be exercisable to acquire shares of Series A Preferred Stock upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. The Warrants shall be exercisable at $0.50 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years. In addition, at the option of the holder, each Warrant is also immediately exercisable directly to acquire, instead of shares of Series A Preferred Stock, shares of Common Stock on an as-converted-from-Series-A-Preferred-Stock basis, whether or not the Series A Preferred Stock is ever authorized or issued. Unexercised Warrants shall expire earlier upon notice by the Company to the holders of the Warrants following any consecutive 30-day trading period during which the Common Stock trades on its principal market at a price at or above three (3) times the then applicable exercise price with average daily volume of at least 100,000 shares (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events).

NOTE 8  SUBSEQUENT EVENT

On April 27, 2007 (the “Effective Date”), Electronic Game Card, Inc. (the "Company" or “EGC”) entered into a license agreement (the “License Agreement”) with Scientific Games International, Inc. ("SGI").

The parties agreed to terminate their joint venture agreement dated October 12, 2004 (the “Joint Venture Agreement”), settling outstanding amounts due to each party and owed by each party to the joint venture or to each other. The parties agreed to wind down the business of the joint venture for a reasonable period of time to complete written orders existing at March 31, 2007 without incurring further liabilities.

Pursuant to the License Agreement, SGI shall have the exclusive right, for a period of three years (subject to extension as discussed below), to produce, market, sell and distribute the Electronic Gamecard™ in compliance with all applicable laws, to all public lotteries operated by national, state or provincial governmental entities or private entities operating such public lotteries on behalf of such governmental entities (the “Public Lotteries”) in the U.S., Canada, Mexico and Italy. SGI also shall have a non-exclusive license to produce, market, sell and distribute the Electronic Gamecard™ worldwide during the ten year term of the License Agreement and any extensions thereof. For purposes of the License Agreement, the term “Public Lotteries” does not include lotteries conducted by charitable entities or lotteries conducted by other persons, entities or bodies that are not operated on behalf of national, state or provincial governmental entities. SGI agreed to package and label Electronic Gamecards as requested by the Company at a reasonable rate of compensation to be mutually agreed by the parties. EGC retained all other rights with respect to the intellectual property which is the subject of the License Agreement. In connection with the sale, marketing, production and distribution of the Electronic Gamecard™, EGC shall provide SGI full access to EGC’s producers, manufacturers and suppliers of all components for and assembly of the Electronic Gamecard™.

ELECTRONIC GAME CARD, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 8  SUBSEQUENT EVENT
(Continued

SGI may extend its exclusive rights with respect to “Public Lotteries” in the U.S., Canada, Mexico and Italy during the term of the License Agreement on a yearly basis beyond the first three years of the License Agreement. To effect such an extension of exclusivity, SGI must pay to EGC in cash, , the sum of at least $500,000 in license fees for the year preceding the extension (including any topping off payment by SGI if license fees paid to EGC for such year otherwise would be less than $500,000).

During the term of the License Agreement, SGI has agreed to pay to the Company as a royalty fee (“Royalty Fee”) on a quarterly basis the greater of $.05 per Electronic Gamecard™ and five percent (5%) of the gross selling price without deduction of taxes, expenses or promotions, for Electronic Gamecards sold by SGI or its affiliates. SGI may not assign, sublicense or otherwise transfer the License Agreement to a third party without the prior written consent of EGC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

Electronic Game Card, Inc. is a supplier of innovative games to the lottery, casino, and promotional industry worldwide. Our lead product is the EGC GameCard, a unique credit card-sized pocket game combining interactive capability with "instant win" excitement.

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

The delayed order for 120,000 Kansas State Lottery Lucky 7s went on sale on the June 1, 2006. The market demand for the Lucky 7s Electronic GameCard was high “Our EGC is flying off the shelves, which is a strong indication this is the kind of added entertainment value our lottery players are looking for in their lottery games,” said Lottery Executive Director Ed Van Petten. “We anticipated a positive response to the game, but the sales and positive feedback from our players have gone beyond our expectations. We are thrilled to be among the first lotteries in the world to offer these types of innovative, extended play lottery games to Kansas Lottery players.”

This success has prompted Kansas to announce on July 25, 2006 an immediate and complete repeat of the order for 120,000 Lucky 7s Electronic GameCard and to order the next Electronic GameCard to introduce to Kansas Lottery players in early 2007.

The delay to the Iowa lottery product was also eliminated when the latest Electronic GameCard game “Pocket Poker” went on state-wide sale on the July 31. With the Electronic GameCard distribution complete Iowa Lottery undertook a marketing campaign in early August to generate interest including activities at the Iowa State Fair. The lottery has now ordered another game for delivery in the first quarter of 2007.

The company has also received an order from a further State lottery for 180,000 units to be delivered in early 2007 for public sale in quarter two.

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

On October 10th, 2006 EGC announced a contract to work with the Aspers Casino, in Newcastle, England on a promotional mailing for the Fourth Quarter of 2006. This order has now been delivered. This is the first delivery to a UK casino operator.

On October 27th, 2006 EGC also announce a delivery consignment to The Norwegian Association of the Disabled for a Q4 promotion. This is the first delivery to the Nordic region

On November 6th EGC also announced a sale to confirm that Cantor Gaming, a provider of online and mobile gaming services and an affiliate of global financial services company, Cantor Fitzgerald, has placed an order to use Electronic GameCards for a major casino player recruitment campaign. This is the first sales to a UK based on-line gaming operation. Cantor Gaming operations do not accept American client and therefore are not affected by the recent change in United States legislation. These sales promotion sector orders demonstrate the commercial promotions opportunities for the Electronic GameCard and the basis for continued marketing activity. EGC is confident that the interest shown in this sector will continue to increase in 2007.

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

The Company has received a legal opinion from the National Indian Gaming Commission (“NIGC”) that the EGC GameCard is a Class II device under IGRA (Indian Gaming Regulatory Act). The Class II designation is significant because it exempts the Company from becoming subject to the state license procedures and requirements.

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

PRODUCT DEVELOPMENT

The company has a continuous programme of product development comprising improvement of existing designs and additions to the suite of games currently on offer to clients.  Game design is divided into four stages; concept development, software, testing and finally manufacturing. Product development and improvement is generated by in house review and response to specific customer recommendations.

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

We continue to develop and improve our Tic Tac Toe and Florida Dice games. The development of Florida Dice was a result of our flexible approach to game design and product innovation. While this game had not been considered until recently however the concept was developed and has been well received and the game has been added to those already in development. Work has continued on games previously mentioned, Lucky 8’s is now in the testing stage, this is a game designed specifically to appeal to the Asian market. Development work continues on the two variations of a Deal or No Deal themed game as well as a Match 3/ Number grid game and the Hole In One golf themed game. We have a total of 17 games in our portfolio.

Research and Development continues on a range of additional games and concepts for possible inclusion in our portfolio :

•	Blackjack - a version of the enormously popular casino game where the player attempts to beat the house - software in development

•	“Goal King” single player - a variation on our existing two player Goal King game - software in development

•	Monopoly - a slot style game using icons from the timeless board game Monopoly™ as a theme - concepts in development

•	Texas Hold’em - currently the most popular version of poker amongst internet poker and traditional style players - concepts in development

•	Soccer Collection - a non-gaming product aimed at the collectible market for sports and trading cards - concepts in development.

RESULTS OF OPERATIONS

The company has recorded $990,538 of revenues this quarter compared with $152,145 in the same period in 2006. Sales and Marketing costs were $1,172 compared with $19,399 in the same period for 2006. This reflects a reduction in attendance at trade shows and events during the period. General and Administration expenses were $104,617 compared with $167,354 for the same period in 2006. This expense was lower than the comparable period as we continued to make economies during the period. Consultancy costs were lower at $95,005 compared with $188,348 in the previous year due to expenditure incurred in the prior period to resolve some quality control problems in the production process. Salaries and payroll costs were $112,245 compared with $174,309 in 2006 as there were less employees in the period. Operating profit excluding the interest charges was $422,154 compared to a loss of ($479,751) in the comparable period of 2006. Total comprehensive income was $271,870 compared with a comprehensive loss of ($1,939,381) for the comparable period.

FINANCIAL RESOURCES

Through April 6, 2005 the company sold $8,666,000 gross, $7,911,200 net, of its convertible promissory notes (the "Convertible Promissory Notes") to accredited investors in a private placement of securities (the "Private Placement") and subsequently converted to Series A Preferred Stock on November 29, 2006.

Each share of the Series A Preferred Stock is initially convertible into one (1) share of the Registrant's common stock, par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.01 per share of Common Stock. Also, the Company issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A Preferred stock. The Warrants shall be exercisable to acquire shares of Series A Preferred Stock upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A Preferred Stock. The Warrants shall be exercisable initially at $0.50 per share of Series A Preferred Stock, subject to adjustment, and shall be exercisable for a period of 5 years.

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d -15-e under the Securities Exchange Act of 1934 as amended). Based on this evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer the Company concluded that information is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (or Acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007, the end of the period. Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, each of them has determined that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

ELECTRONIC GAME CARD

Date : 14 May , 2007	By: /s/ Lee Cole
Lee Cole Acting President and Acting Chief Executive Officer

Date : 14 May, 2007	By: /s/ Linden Boyne
Linden Boyne Secretary / Treasurer (Principal Financial Officer)