Form 10QSB
period 2007-06-30
ELECTRONIC GAME CARD INC
filed 2007-08-14
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30 , 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25853

Electronic Game Card, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0570975
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date : As of August 8 , 2007 there were 44,168,683 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Traditional small business disclosure format Yes ☐ No ☒

PART I : FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRONIC GAME CARD, INC
CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,632,559	$3,052,733
Accounts receivable	1,761,868	415,067
Deposit on inventory	126,231	97,571
VAT receivable	18,889	19,604
Deferred charges	266,833	343,071
Related party receivable	-	79,275
Total current assets	5,806,380	4,007,321

PROPERTY AND EQUIPMENT
Plant and machinery	76,083	75,586
Office equipment	64,420	63,852
Furniture and fixtures	1,403	1,375
Less : accumulated depreciation	(87,628)	(78,627)
Property and equipment, net	54,278	62,186

OTHER ASSETS
Patents	29,234	29,234
Investments, at cost	1,212,672	1,018,269
TOTAL ASSETS	$7,102,564	$5,117,010

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$967,657	$1,140,291
Interest payable	258,000	-
Total current liabilities	1,225,657	1,140,291

Deficit in joint venture	---	12,489
Deferred license fees	1,029,625	---

Series A 6% convertible redeemable preferred stock, par value $0.001, 10,000,000 shares authorized, 5,777,333 and 5,604,825 shares issued and outstanding as of June 30, 2007	8,407,238	8,407,238

STOCKHOLDERS' EQUITY/(DEFICIT)
Common stock, par value $0.001, 100,000,000 shares authorized, 44,168,683 and 44,168,683 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	44,169	44,169
Additional paid-in capital	25,188,340	25,188,340
Accumulated deficit	(27,970,096)	(28,920,957)
Accumulated other comprehensive loss	(822,369)	(754,560)
Total Stockholders’ Deficit	(3,559,956)	(4,443,008)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$7,102,564	$5,117,010

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELECTRONIC GAME CARD, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	1,474,356	201,172	$2,464,894	$353,317
Cost of sales	385,007	144,170	640,352	226,656
Gross profit	1,089,349	57,002	1,824,542	126,661

Operating expenses
Sales and marketing	2,798	30,642	3,971	50,041
General and administrative	180,597	246,880	285,215	414,234
Consulting expenses	61,853	128,375	156,858	316,723
Salaries and wages	90,335	91,325	202,579	265,634
Loss from joint venture	-	-	18,638	-
Total operating expenses	335,583	497,222	667,261	1,046,632

Income (loss) from operations	753,766	(440,220)	1,157,281	(919,971)

Other income (expense)
Interest income	55,413	-	98,114	-
Interest expense	(167,605)	(1,529,121)	(335,661)	(2,988,116)
Gain on termination of joint venture	31,127	-	31,127	-
Total other income (expense)	(81,065)	(1,529,121)	(206,420)	(2,988,116)

Net income (loss)	672,701	(1,969,341)	$950,861	$(3,846,448)

Foreign currency translation loss	(4,760)	62,274	(67,809)	61,639

Comprehensive income / (loss)	$667,941	$(1,907,067)	$883,052	$(3,846,448)

Net income / (loss) per common share – basic and diluted	$0.02	$(0.07)	$0.02	$(0.15)

Weighted average number of shares outstanding	44,168,683	26,488,656	44,168,683	26,127,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELECTRONIC GAME CARD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES :
Net income (loss)	$950,861	$(3,846,448)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	85,239	756,657
Loss from joint venture	18,638	-
Gain on termination of joint venture	(31,127)	-

Change in operating assets and liabilities:
Accounts receivable	(1,346,801)	(100,922)
Deposit on inventory	(28,660)	(100,250)
Prepaid expenses	-	765
Value Added Tax receivable	715	11,481
Accounts payable	(172,634)	(271,832)
Due to/from related parties	-	413,025
Accrued liabilities and interest	258,000	259,980
Deferred revenues	1,029,625	1,710,185
Net cash used in operating activities	763,856	(1,167,359)

CASH FLOWS FROM INVESTING ACTIVITIES :
Purchase of property and equipment	(1,093)	(52,799)
Investments	(194,403)	(100,000)
Net cash used in investing activities	(195,496)	(152,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts on related party receivable	79,275	-
Net cash provided by financing activities	79,275	-

Foreign currency exchange effect on cash	(67,809)	-

Net increase (decrease) in Cash	579,826	(1,320,158)

Cash at beginning of period	3,052,733	5,544,331
Cash at end of period	$3,632,559	$4,224,173

Supplemental disclosure of cash flow information
Cash paid during the period for :
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

ELECTRONIC GAME CARD, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
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

The Company is engaged in the development, marketing, sale and distribution of recreational electronic software which is primarily targeted towards lottery, gaming and sales promotion markets through its UK subsidiary.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Electronic Game Card, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

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

Advertising Costs

Advertising costs are expensed as incurred. For the six months ended June 30, 2007 and 2006, advertising costs were $4K and $0, respectively.

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

Income (Loss) per Share

Basic income (loss) per share has been computed by dividing the income/(loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of June 30, 2007, the Company had options and warrants outstanding to purchase up to shares of common stock. However, the effect of the Company’s common stock equivalents would be anti-dilutive for June 30, 2007 and 2006 and are thus not considered.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $28,000,000 for the period from August 8, 2000 (inception) to June 30, 2007. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from sale of its electronic game cards. As such, the Company would require additional debt or equity financing to support its operations if it does not continue to achieve positive cash flows from operations.

ELECTRONIC GAME CARD, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

(Unaudited)

NOTE 2 GOING CONCERN
(Continued)

These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate any adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 3 INCOME TAXES

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of June 30, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $21,711,106 in the United States and $6,913,052 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

For the years ending June 30, 2007 and 2006 income tax expense was $0 and $0.

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 4 RELATED PARTY TRANSACTIONS

As at June 30, 2007 and December 31, 2006 the Company was owed $0 and $79,275 by related parties incurred in the ordinary course of business.

During the six months ended June 30, 2007 and the year ended December 31, 2006 the Company incurred rent expense of $74,632 and $108,000 for rent for the New York office and $40,000 $80,000 for the London office.

NOTE 5 STOCK OPTIONS /WARRANTS

The Company has adopted a stock compensation plan entitled the 20072 Equity Compensation Plan. Pursuant to this 2002 Equity Compensation Plan, grants of shares can be made to (i) designated employees of Electronic Game Card Inc. (the “Company”) and its subsidiaries including Electronic Game Card Ltd, (ii) certain advisors who perform services for the Company or its subsidiaries and

ELECTRONIC GAME CARD, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 5 STOCK OPTIONS /WARRANTS
(Continued)

(iii) non-employee members of the Board of Directors of the Company (the “Board”) with the opportunity to receive grants of incentive stock options, nonqualified options, share appreciation rights, restricted shares, dividend equivalent rights and cash awards. The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company’s shareholders, and will align the economic interests of the participants with those of the shareholders. The 2007 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered. The original exercise price of the options was equal to one half the price at which the Common Stock is issued at the first public offering, however, subsequent to the adoption of the 2002 Equity Compensation Plan the board determined that the exercise price would be issued at market price. Those eligible to participate in this plan are entitled to vest 25% of the stock offered in this option for each six months of service with the Company. After vesting the exercise of these options must be done within ten years of the option date. As of June 30, 2007, 1,190,000 of a total possible of 1,200,000 options have been distributed. During 2004 the Company recorded $110,700 in compensation expense in connection with options granted pursuant to this plan. In February 2007 the company adopted an equity compensation scheme entitled The 2007 Equity Compensation Plan. The 2007 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered. On February 6, 2007 the company issued 2,000,000 options to management and staff at an exercise price of 17.5c per share and 2,000,000 at an exercise price of 25c per share.

On February 20, 2004, the Company issued additional warrants as consideration for assistance in placing the common stock pursuant to the private placement. The warrants were issued as follows: 1) Warrants to purchase up to 353,750 shares of common stock at an exercise price of $1.00 per share were granted to Middlebury Capital LLC. These were granted as compensation for placement agents for the private placement. These are exercisable through February 20, 2009. 2) Warrants to purchase up to 32,000 shares of common stock at an exercise price of $1.00 per share were granted to National Securities, Inc. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 3) Warrants to purchase up to 200,000 shares of common stock at an exercise price of $1.00 per share were granted to First Securities USA, Inc. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. 4) Warrants to purchase up to 86,250 shares of common stock at an exercise price of $1.00 per share were granted to IQ Ventures. These were granted as compensation for placement agents for the common stock. These are exercisable through February 20, 2009. In connection with a private placement on March, 2005, the Company issued 3,426,875 warrants. Each warrant is exercisable for a period of five years at a price of $0.50 for one share of common stock. The warrants were determined to have no value at the time of their issuance.

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

NOTE 6 JOINT VENTURE

On October 12, 2004, the Company entered into a joint venture agreement with Scientific Games International, Inc. (“SciGames:), to exclusively market and promote the Company’s Electronic Game Card product worldwide to national and state lotteries. During the three months ended March 31, 2007, the Company had a loss from the joint venture in the amount of $18,638 which represented the Company’s allocable 50% interest. On April 27, 2007, the Company and SciGames mutually agree to terminate their joint venture and entered into a separate License and Royalty Agreement as detailed in Note 7.

NOTE 7 LICENSE AGREEMENT

Pursuant to the License Agreement, SGI shall have the exclusive right, for a period of three years (subject to extension as discussed below), to produce, market, sell and distribute the Electronic GameCard ™ in compliance with all applicable laws, to all public lotteries operated by national, state or provincial governmental entities or private entities operating such public lotteries on behalf of such governmental entities (the “Public Lotteries”) in the U.S., Canada, Mexico and Italy. SGI also shall have a non-exclusive license to produce, market, sell and distribute the Electronic GameCard ™ worldwide during the ten year term of the License Agreement and any extensions thereof.

For purposes of the License Agreement, the term “Public Lotteries” does not include lotteries conducted by charitable entities or lotteries conducted by other persons, entities or bodies that are not operated on behalf of national, state or provincial governmental entities. SGI agreed to package and label Electronic GameCard ™ as requested by the Company at a reasonable rate of compensation to be mutually agreed by the parties. EGC retained all other rights with respect to the intellectual property which is the subject of the License Agreement. In connection with the sale, marketing, production and distribution of the Electronic GameCard ™, EGC shall provide SGI full access to EGC’s producers, manufacturers and suppliers of all components for and assembly of the Electronic GameCard ™

SGI may extend its exclusive rights with respect to “Public Lotteries” in the U.S., Canada, Mexico and Italy during the term of the License Agreement on a yearly basis beyond the first three years of the License Agreement. To effect such an extension of exclusivity, SGI must pay to EGC in cash, , the sum of at least $500,000 in license fees for the year preceding the extension (including any topping off payment by SGI if license fees paid to EGC for such year otherwise would be less than $500,000).

During the term of the License Agreement, SGI has agreed to pay to the Company as a royalty fee (“Royalty Fee”) on a quarterly basis the greater of $.05 per Electronic GameCard ™GameCard™ and five percent (5%) of the gross selling price without deduction of taxes, expenses or promotions, for Electronic GameCard ™GameCards sold by SGI or its affiliates. SGI may not assign, sublicense or otherwise transfer the License Agreement to a third party without the prior written consent of EGC.

NOTE 8 SERIES A PREFERRED STOCK

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

The EGC GameCard was designed by us to be rich in functionality, customizable, portable, and cost efficient. Each EGC GameCard is equipped with a microprocessor, random number generator, LCD, and power source, and security features protecting both the consumer and the promoter. The EGC GameCard weighs in at just less than one half ounce and is approx. 3mm thick. We have a number markets for our GameCard product to either generate revenue directly or as a Sales Promotion aid includingLotteries ,both state sponsored and charity. Indian Gaming and Sales promotion, Poker and other casino table games, Bingo and Sport related games and promotions.. Sales Promotion is being used to promote both on-line and off line activity.

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

The parties agreed to terminate their joint venture agreement dated October 12, 2004 (the “Joint Venture Agreement”), settling outstanding amounts due to each party and owed by each party to the joint venture or to each other. The parties agreed to wind down the business of the joint venture for a reasonable period of time to complete written orders existing at June 30, 2007 without incurring further liabilities.

Pursuant to the License Agreement, SGI shall have the exclusive right, for a period of three years (subject to extension as discussed below), to produce, market, sell and distribute the Electronic GameCard ™ in compliance with all applicable laws, to all public lotteries operated by national, state or provincial governmental entities or private entities operating such public lotteries on behalf of such governmental entities (the “Public Lotteries”) in the U.S., Canada, Mexico and Italy. SGI also shall have a non-exclusive license to produce, market, sell and distribute the Electronic GameCard ™ worldwide during the ten year term of the License Agreement and any extensions thereof. For purposes of the License Agreement, the term “Public Lotteries” does not include lotteries conducted by charitable entities or lotteries conducted by other persons, entities or bodies that are not operated on behalf of national, state or provincial governmental entities. SGI agreed to package and label Electronic GameCard ™ as requested by the Company at a reasonable rate of compensation to be mutually agreed by the parties. EGC retained all other rights with respect to the intellectual property which is the subject of the License Agreement. In connection with the sale, marketing, production and distribution of the Electronic GameCard ™, EGC shall provide SGI full access to EGC’s producers, manufacturers and suppliers of all components for and assembly of the Electronic GameCard ™

SGI may extend its exclusive rights with respect to “Public Lotteries” in the U.S., Canada, Mexico and Italy during the term of the License Agreement on a yearly basis beyond the first three years of the License Agreement. To effect such an extension of exclusivity, SGI must pay to EGC in cash, , the sum of at least $500,000 in license fees for the year preceding the extension (including any topping off payment by SGI if license fees paid to EGC for such year otherwise would be less than $500,000).

During the term of the License Agreement, SGI has agreed to pay to the Company as a royalty fee (“Royalty Fee”) on a quarterly basis the greater of $.05 per Electronic GameCard ™GameCard™ and five percent (5%) of the gross selling price without deduction of taxes, expenses or promotions, for Electronic GameCard ™GameCards sold by SGI or its affiliates. SGI may not assign, sublicense or otherwise transfer the License Agreement to a third party without the prior written consent of EGC.

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

On May 22nd 2007 - EGC confirmed that Mecca Bingo, a subsidiary of The Rank Group Plc (“Rank”), has placed an order to use Electronic GameCards ™ for a trial in selected Mecca venues.

On June 13, 2007 - EGC confirmed that The Aland Penningautomatforening (“PAF”) has placed its first order to use Electronic GameCards™ as part of its player recruitment and brand development campaign during the PAF Open, SWATCH FIVB Beach Volley-tournament on the Åland Islands from 14-19 August 2007

Within the expanding sales promotion market, the Poker sector has developed into a distinct and vibrant opportunity. Within the European, Australasian and South Africa geographic markets the playing and watching of Poker either at tournaments, on-line or on television has in the last 12 months has moved from a specialist area to mainstream entertainment and gaming.

The large numbers of Poker players and viewers is a substantial and dynamic opportunity for the gaming sector and the profile being generated by marketers is dynamic and increasing with the budget spend and volume of units distributed. EGC is currently working on developing specialist GameCards and promotions to extend interest and impact of Poker to maximize this opportunity.

INDIAN GAMING MARKET

The Indian Gaming on Native American Tribal Lands covers parts of 28 States within the United States of America and represents a significant portion of the total gaming industry. The NIGC report that the market is now $25.1 billion dollars in revenue in 2006 with 415 casinos operated by more than 200 tribes across the United States.
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

The NIGC opinion letter refers to Version 1 of the Electronic GameCard ™ and then Version 2. The General Counsel then places these product versions in different gaming classifications of NIGC regulations, namely Class III and Class II respectively. The difference in the NIGC classifications is as follows :

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

Version 1 of the GameCard submitted to NIGC was purely an Electronic GameCard ™ that could only be played by activating the electronic circuit. Therefore, the Electronic GameCard ™ was classified as a Class III gaming product.

EGC was advised that the application of a scratch panel to the Electronic GameCard ™, which would allow the physical playing of the game card, could change the NIGC classification. The application of a scratch panel would then define the electronic display as an alternative means of play that is just a technological aid.

A scratch panel was applied to the GameCard for Version 2 of the Electronic GameCard ™ that was then sent to the NIGC General Counsel. NIGC then classified the scratch panel Electronic GameCard ™ as an NIGC Class II gaming product. Class II is the appropriate classification because the Electronic GameCard ™ with a scratch panel is now physically played like a pull tab with no need to activate the electronic circuit or to play the electronic version of the game while being able to reach the end of the game and rewards payout, if any.

Throughout this classification discussion EGC worked closely with NIGC’s General Counsel on the GameCards classification. The General Council, under NIGC regulations, provides advisory opinions to gaming product developers as to whether any product would be likely to be classified in Class II or Class III.

The success in the sales promotion in the Gaming sector and in particular the sale to the Santa Ana Star Casino, New Mexico demonstrate the interest in the Electronic GameCard ™ in this sector. Therefore EGC continues the sales and marketing activity to generate sales around Class II gaming.

BUSINESS STRATEGY

The Company is currently marketing the EGC GameCard to lottery promoters in the US through its joint venture with Scientific Games International, Inc. A further opportunity has now opened to the company following approval of our product for sale to consumers on Tribal Lands by the NIGC (see above) which opens up a substantial market place.

The Electronic GameCard ™ is supported by the EGC Sales and Marketing and the design of Games Concepts and software. The company strategy is to develop generic games which do not require specific customization and consequently avoid lengthy software processes. This allows for sales of EGC product in smaller quantities and at greatly improved delivery times, the lack of which the Company believes was a previous impediment to sales.

We are also working closely with strategic partners to distribute our products globally. We typically enter into exclusive contracts with strategic partners for a specific market and geography.

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

We continue to develop and improve our Tic Tac Toe and Florida Dice games. The development of Florida Dice was a result of our flexible approach to game design and product innovation. While this game had not been considered until recently, the concept was developed and has been well received and the game has been added to those already in development. Work has continued on games previously mentioned; Crazy 8’s has now been produced forming part of our shelf game portfolio,and is available immediately to fulfil customers’ orders This is a variation on our hugely popular Lucky 7s game. Development work continues on the two variations of a Deal or No Deal themed game as well as a Match 3/ Number grid game and the Hole In One golf themed game. We have a total of 21 games in our portfolio.

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
•
Texas Hold’em - currently the most popular version of poker amongst internet poker and traditional style players - concepts in developmenSoccer Collection - a non-gaming product aimed at the collectible market for sports and trading cards - concepts in development

•	Poker related Game Card - a variation on our exisiitng Pocket Poker game.

RESULTS OF OPERATIONS

The company has recorded $1,474,356 of revenues this quarter compared with $201,172 in the same period in 2006. Cost of product has reduced as volume has increased and Gross Profit was $1,089,349 compared with $57,002 in 2006.

Sales and Marketing costs were $2,798 compared with $30,642 in the same period for 2006 primarily due to staff economies and a reduction in attendance at trade shows and events during the period. General and Administration expenses were $180,597 compared with $246,880 for the same period in 2006. This expense was lower than the comparable period as we were able to make further economies during the period. Consultancy costs were lower at $61,853 compared with $128,375 in the previous year, the her level of expenditure incurred in the prior period was to resolve some quality control problems in the production process. Salaries and payroll costs were $90,335 compared with $91,325 in 2006 as costs were closely controlled in the period.

Operating profit excluding the interest charges was $753,766 compared with a loss of ($440,220) in the comparable period of 2006. Higher revenues and lower operating expenses combined to produce this improvement, Total comprehensive income was $667,941 compared with a comprehensive loss of ($1,907,067) for the same period in 2006.

For the six months to June 30,2007 compared with the similar period in 2006 Revenues increased from $353,317,to $2,464,894 and Gross Profit was $1,824,542 up from $126,661 in 2006.

Selling and marketing expenses reduced from $50,041 to $3,971, General and Administrative expenses were also reduced from $414,234 to $285,214. Consultancy costs were lower at $156,858 compared with $316,723 and salaries and wages were reduced from $265,634 compared with $202,259. Total operating expenses have been reduced from $1,046,632 to $667,261 in the comparable period.

The company recorded an operating profit of $1,157,281 compared with a loss of ($919,971) in 2006. The company made a profit after interest and currency adjustments of $883,052 compared with ($3,846,448) Earnings per share were $0.02 compared with a loss of ($0.15) in 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d -15-e under the Securities Exchange Act of 1934 as amended). Based on this evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer the Company concluded that information is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (or Acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our
Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007, the end of the period. Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, each of them has determined that our disclosure controls and procedures are effective.

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

ELECTRONIC GAME CARD

Date : August 14, 2007	By: /s/ Lee Cole
Lee Cole
Acting President and Acting Chief
Executive Officer

Date : August 14, 2007	By: /s/ Linden Boyne
Linden Boyne
Secretary / Treasurer
(Principal Financial Officer)