Form 10QSB
period 2007-09-30
ELECTRONIC GAME CARD INC
filed 2007-11-14
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30 , 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date : As of October 31 there were 48,313,317 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Traditional small business disclosure format Yes ☐ No ☒

PART I : FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRONIC GAME CARD, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,473,937	$3,052,733
Accounts receivable	2,836,646	415,067
Deposit on inventory	126,941	97,571
VAT receivable	39,313	19,604
Deferred charges	228,714	343,071
Related party receivable	-	79,275
Total current assets	6,705,551	4,007,321

PROPERTY AND EQUIPMENT
Plant and machinery	26,729	75,586
Office equipment	67,778	63,852
Furniture and fixtures	51,437	1,375
Less : accumulated depreciation	(102,165)	(78,627)
Property and equipment, net	43,780	62,186

OTHER ASSETS
Patents	29,234	29,234
Investments, at cost	1,380,553	1,018,269
TOTAL ASSETS	$8,159,117	$5,117,010

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,217,581	$1,140,291
Accrued liabilities	372,000	—
Total current liabilities	1,589,581	1,140,291

Deferred licence fees	904,625	12,489

Series A 6% convertible redeemable preferred stock, par value $0.001, 10,000,000 shares authorized, 8,666,000 and 8,407,238 shares issued and outstanding as of September 30, 2007	8,407,238	8,407,238

STOCKHOLDERS' EQUITY/(DEFICIT)
Common stock, par value $0.001, 100,000,000 shares authorized, 44,168,683 and 44,168,683 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	44,169	44,169
Additional paid-in capital	25,188,340	25,188,340
Accumulated deficit	(27,161,756)	(28,920,957)
Accumulated other comprehensive loss	(813,080	(754,560)
Total Stockholders’ Deficit	(2,742,327)	(4,443,008)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$8,159,117	$5,117,010

The accompanying notes are an integral part of these un audited consolidated financial statements.

ELECTRONIC GAME CARD, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	1,785,330	331,522	$4,250,224	$684,839
Cost of sales	490,499	228,200	1,130,852	519,856
Gross profit	1,249,830	103,322	3,119,372	164,983

Operating expenses
Sales and marketing	1,232	38,627	5,203	88,688
General and administrative	146,326	176,502	431,540	525,736
Consulting expenses	125,727	138,820	282,585	455,543
Salaries and wages	109,556	116,035	312,135	436,669
Loss from joint venture	-	-	18,636	-
Total operating expenses	382,841	469,984	1,050,101	1,506,616

Income (loss) from operations	911,989	(366,662)	2,069,271	(1,341,633)

Other income (expense)
Interest income	49,554	(259,980)	147,669	(779,940)
Interest expense	(153,205)	(1,307,453)	(488,866)	(3,775,608)
Gain on termination of joint venture		-	31,127	-
Total other income (expense)	(103,650)	(1,934,095)	(310,069)	(5,897,181)

Net income (loss)	808,339	(1,934,095)	$1,759,201	$(5,897,181)

Foreign currency translation loss	9,289		(58,520)

Comprehensive income / (loss)	817,62	(1,934,095)	$1,700,628	$(5,897,181)

Net income / (loss) per common share - basic and diluted	$1.02	$(0.07)	$0.038	$(0.24)

Weighted average number of shares outstanding	44,168,683	26,846,799	44,168,683	25,765,765

The accompanying notes are an integral part of these un audited consolidated financial statements.

ELECTRONIC GAME CARD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES :
Net income (loss)	$1,743,523	$(5,897,181)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	23,537	16,780
Deferred revenues	18,638	-
Amortization of interest expense	-	1,464,312
Amortization of deferred charges	-	1,041,849
Profits from joint venture	(31,127)	-

Change in operating assets and liabilities:
(Increase) in accounts receivable	(2,421,579)	(199,561)
(Increase) in deposit on inventory	(29,370)	41,459
Decrease in prepaid expenses	-	-
Decrease in Value Added Tax receivable	(19,708)	10,919
Increase (decrease) in accounts payable	77,290	(153,007)
(Decrease) in related party payable	-	(106,944)
Increase in accrued liabilities	372,000	1,169,909
Increase in interest payable	1,006,493	-
Net cash used in operating activities	739,697	(2,611,465)

CASH FLOWS FROM INVESTING ACTIVITIES :
Purchase of property and equipment	(5,131)	(54,392)
Investments	(337,857)	(350,000)
Net cash used in investing activities	(342,988)	(404,392)

CASH FLOWS FROM FINANCING ACTIVITIES:		-
Advances to related party	-	(3,118)
Receipts on related party receivable	79,275
Proceeds from issuance of Convertible Notes Payable	-	754,600

Net cash provided by financing activities	79,275	751,482

Foreign currency exchange effect on cash	(54,780)	215,014

Net increase (decrease) in Cash	421,204	(2,049,361)

Cash at beginning of period	3,052,733	$5,544,332
Cash at end of period	$3,473,937	3,494,971

Supplemental disclosure of cash flow information
Cash paid during the period for :		$-
Interest	$-	$-
Income Taxes	$-

The accompanying notes are an integral part of these un audited consolidated financial statements

ELECTRONIC GAME CARD, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Un audited)

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

Basis of Presentation

The un audited consolidated financial statements included herein have been prepared with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Electronic Game Card, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these un audited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

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
(Un audited)

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

Advertising Costs

Advertising costs are expensed as incurred. For the nine months ended September 30, 2007 and 2006, advertising costs were $4K and $0, respectively.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $27,000,000 for the period from August 8, 2000 (inception) to September 30, 2007. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from sale of its electronic game cards. As such, the Company would require additional debt or equity financing to support its operations if it does not continue to achieve positive cash flows from operations.

ELECTRONIC GAME CARD, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)
(Un audited)

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

NOTE 3 INCOME TAXES

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of June 30, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $19,711,106 in the United States and $7,913,052 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

For the years ending June 30, 2007 and 2006 income tax expense was $0 and $0.

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 4 RELATED PARTY TRANSACTIONS

As at September 30, 2007 and December 31, 2006 the Company was owed $0 and $79,275 by related parties incurred in the ordinary course of business.

During the six months ended September 30, 2007 and the year ended December 31, 2006 the Company incurred rent expense of $74,632 and $108,000 for rent for the New York office and $40,000 $80,000 for the London office.

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

ELECTRONIC GAME CARD, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(Un audited)

NOTE 5 STOCK OPTIONS /WARRANTS (Continued)

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
NOTES TO FINANCIAL STATEMENTS
(Continued)
(Un audited)

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

NOTE 7 LICENSE AGREEMENT

Pursuant to the License Agreement, SGI shall have the exclusive right, for a period of three years (subject to extension as discussed below), to produce, market, sell and distribute the Electronic GameCard ™ in compliance with all applicable laws, to all public lotteries operated by national, state or provincial governmental entities or private entities operating such public lotteries on behalf of such governmental entities (the “Public Lotteries”) in the U.S., Canada, Mexico and Italy. SGI also shall have a non-exclusive license to produce, market, sell and distribute the Electronic GameCard ™ worldwide during the ten year term of the License Agreement and any extensions thereof. For purposes of the License Agreement, the term “Public Lotteries” does not include lotteries conducted by charitable entities or lotteries conducted by other persons, entities or bodies that are not operated on behalf of national, state or provincial governmental entities. SGI agreed to package and label Electronic GameCard ™ as requested by the Company at a reasonable rate of compensation to be mutually agreed by the parties. EGC retained all other rights with respect to the intellectual property which is the subject of the License Agreement. In connection with the sale, marketing, production and distribution of the Electronic GameCard ™, EGC shall provide SGI full access to EGC’s producers, manufacturers and suppliers of all components for and assembly of the Electronic GameCard ™

SGI may extend its exclusive rights with respect to “Public Lotteries” in the U.S., Canada, Mexico and Italy during the term of the License Agreement on a yearly basis beyond the first three years of the License Agreement. To effect such an extension of exclusivity, SGI must pay to EGC in cash,, the sum of at least $500,000 in license fees for the year preceding the extension (including any topping off payment by SGI if license fees paid to EGC for such year otherwise would be less than $500,000).

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

The EGC GameCard was designed by us to be rich in functionality, customizable, portable, and cost efficient. Each EGC GameCard is equipped with a microprocessor, random number generator, LCD, and power source, and security features protecting both the consumer and the promoter. The EGC GameCard weighs in at just less than one half ounce and is approx. 3mm thick. We have a number markets for our GameCard product to either generate revenue directly or as a Sales Promotion aid including Lotteries ,both state sponsored and charity. Indian Gaming and Sales promotion, Poker and other casino table games, Bingo and Sport related games and promotions. Sales Promotion is being used to promote both on-line and off line activity.

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

Pursuant to the License Agreement, SGI shall have the exclusive right, for a period of three years (subject to extension as discussed below), to produce, market, sell and distribute the Electronic GameCard ™ in compliance with all applicable laws, to all public lotteries operated by national, state or provincial governmental entities or private entities operating such public lotteries on behalf of such governmental entities (the “Public Lotteries”) in the U.S., Canada, Mexicoand Italy. SGI also shall have a non-exclusive license to produce, market, sell and distribute the Electronic GameCard ™ worldwide during the ten year term of the License Agreement and any extensions thereof. For purposes of the License Agreement, the term “Public Lotteries” does not include lotteries conducted by charitable entities or lotteries conducted by other persons, entities or bodies that are not operated on behalf of national, state or provincial governmental entities. SGI agreed to package and label Electronic GameCard ™ as requested by the Company at a reasonable rate of compensation to be mutually agreed by the parties. EGC retained all other rights with respect to the intellectual property which is the subject of the License Agreement. In connection with the sale, marketing, production and distribution of the Electronic GameCard ™, EGC shall provide SGI full access to EGC’s producers, manufacturers and suppliers of all components for and assembly of the Electronic GameCard ™

SGI may extend its exclusive rights with respect to “Public Lotteries” in the U.S., Canada, Mexico and Italy during the term of the License Agreement on a yearly basis beyond the first three years of the License Agreement. To effect such an extension of exclusivity, SGI must pay to EGC in cash, , the sum of at least $500,000 in license fees for the year preceding the extension (including any topping off payment by SGI if license fees paid to EGC for such year otherwise would be less than $500,000).

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

The Indian Tribes often look to Gaming Laboratories, Inc. for certification and classification of gaming devices. However, with respect to the GameCards, as with instant scratch games, the GameCards do not rely on an electronic mechanism to produce the results of the game and are therefore classified as Class II products

The Company has received a legal opinion from the National Indian Gaming Commission (“NIGC”) that the EGC GameCard is a Class II device under IGRA (Indian Gaming Regulatory Act). The Class II designation is significant because it exempts the Company from becoming subject to the state license procedures and requirements.

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

Version 1 of the GameCard submitted to NIGC was purely an Electronic GameCard ™ that could only be played by activating the electronic circuit. Therefore, the Electronic GameCard ™ was classified as a Class IIIgaming product.

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

We continue to develop and improve our Tic Tac Toe and Florida Dice games. The development of Florida Dice was a result of our flexible approach to game design and product innovation. While this game had not been considered until recently, the concept was developed and has been well received and the game has been added to those already in development. Work has continued on games previously mentioned; Crazy 8’s has now been produced forming part of our shelf game portfolio, and is available immediately to fulfil customers’ orders This is a variation on our hugely popular Lucky 7s game. Development work continues on the two variations of a Deal or No Deal themed game as well as a Match 3/ Number grid game and the Hole In One golf themed game. We have a total of 23 games in our portfolio.

RESULTS OF OPERATIONS

The company has recorded $1,785,330 of revenues this quarter compared with $331,522 in the same period in 2006. Cost of product has reduced as volume has increased and Gross Profit was $1,294,830compared with $103,322 in 2006.

Sales and Marketing costs were $1,232 compared with $38,627 in the same period for 2006 primarily due to staff economies and a reduction in attendance at trade shows and events during the period. General and Administration expenses were $146,326 compared with $176,502 for the same period in 2006. This expense was lower than the comparable period as we were able to make further economies during the period. Consultancy costs were lower at $125,727 compared with $138,820 in the previous year. Salaries and payroll costs were $109,556 compared with $116,035 in 2006 as costs were closely controlled in the period.

Operating profit excluding the interest charges was $911,989 compared with a loss of ($366,662) in the comparable period of 2006. Higher revenues and lower operating expenses combined to produce this improvement, Total comprehensive income was $817,628 compared with a comprehensive loss of ($1,934,095) for the same period in 2006.

For the nine months to September 30,2007 compared with the similar period in 2006 Revenues increased from $684,834,to $4,250,224 and Gross Profit was $3,119,372 up from $164,983 in 2006.

Selling and marketing expenses reduced from $88,688 to $5,203, General and Administrative expenses were also reduced from $525,736 to $431,540. Consultancy costs were lower at $282,585 compared with $455,543 and salaries & wages were reduced from $436,669 compared with $312,135. Total operating expenses have been reduced from $1,506,616 to $1,050,101 in the comparable period.

The company recorded an operating profit of $2,069,271 compared with a loss of ($1,341,623) in 2006. The company made a profit after interest and currency adjustments of $1,700,682 compared with ($5,897,181) Earnings per share were $0.02 compared with a loss of ($0.15) in 2006.

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

ELECTRONIC GAME CARD

Date : November 13, 2007	By:	/s/ Lee Cole
Lee Cole
Acting President and Acting Chief Executive Officer

Date : November 13, 2007	By:	/s/ Linden Boyne
Linden Boyne
Secretary / Treasurer
(Principal Financial Officer)