Form 10QSB/A
period 2007-09-30
ELECTRONIC GAME CARD INC
filed 2007-11-26
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

PART I : FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRONIC GAME CARD, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 Unaudited	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,473,937	$3,052,733
Accounts receivable	2,836,646	415,067
Deposit on inventory	126,941	97,571
VAT receivable	39,312	19,604
Deferred charges	228,714	343,071
Related party receivable	-	79,275
Total current assets	6,705,550	4,007,321

PROPERTY AND EQUIPMENT
Plant and machinery	26,729	75,586
Office equipment	67,779	63,852
Furniture and fixtures	51,437	1,375
Less : accumulated depreciation	(102,165)	(78,627)
Property and equipment, net	43,780	62,186

OTHER ASSETS
Patents	29,234	29,234
Investments, at cost	1,380,553	1,018,269
TOTAL ASSETS	$8,159,117	$5,117,010

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,217,581	$1,140,291
Accrued liabilities	372,000	--
Total current liabilities	1,589,581	1,140,291

Deficit in joint venture	--	12,489
Deferred license fees	904,625	--

Series A 6% convertible redeemable preferred stock, par value $0.001, 10,000,000 shares authorized, 8,666,000 and 8,407,238 shares issued and outstanding as of September 30, 2007	8,407,238	8,407,238

STOCKHOLDERS' EQUITY/(DEFICIT)
Common stock, par value $0.001, 100,000,000 shares authorized, 44,168,683 and 44,168,683 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	44,169	44,169
Additional paid-in capital	25,188,340	25,188,340
Accumulated deficit	(27,161,756)	(28,920,957)
Accumulated other comprehensive loss	(813,080)	(754,560)
Total Stockholders’ Deficit	(2,742,327)	(4,443,008)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$8,159,117	$5,117,010

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELECTRONIC GAME CARD, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	1,785,330	331,522	$4,250,224	$684,839
Cost of sales	490,500	228,200	1,130,852	519,856
Gross profit	1,249,830	103,322	3,119,372	164,983

Operating expenses
Sales and marketing	1,232	38,627	5,203	88,668
General and administrative	146,326	176,502	431,540	525,736
Consulting expenses	125,727	138,820	282,585	455,543
Salaries and wages	109,556	116,035	312,135	436,669
Loss from joint venture	-	-	18,638	-
Total operating expenses	382,841	469,984	1,050,101	1,506,616

Income (loss) from operations	911,989	(366,662)	2,069,271	(1,341,633)

Other income (expense)
Late registration fee		(259,980)		(779,940)
Interest income	49,554		147,669
Interest expense	(153,205)	(1,307,453)	(488,866)	(3,775,608)
Gain on termination of joint venture		-	31,127	-
Total other income (expense)	(103,650)	(1,567,433)	(310,070)	(4,555,548)

Net income (loss)	808,339	(1,934,095)	$1,759,201	$(5,897,181)

Foreign currency translation gain / (loss)	9,289	153,375	(58,520)	215,014

Comprehensive income / (loss)	817,628	(1,780,720)	$1,700,681	$(5,682,167)

Net income / (loss) per common share - basic and diluted	$0.02	$(0.07)	$0.04	$(0.23)

Weighted average number of shares outstanding	44,168,683	26,846,799	44,168,683	25,765,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELECTRONIC GAME CARD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES :
Net income (loss)	$1,759,201	$(5,897,181)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	23,538	16,780
Deferred revenues	114,357	-
Amortization of interest expense	-	1,464,312
Amortization of deferred charges	-	1,041,849
Gain on termination of joint venture	(31,127)	-
Loss from joint venture	18,638	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(2,421,579)	(199,561)
(Increase) in deposit on inventory	(29,370)	41,459
Decrease in prepaid expenses	-	-
Decrease in Value Added Tax receivable	(19,708)	10,919
Increase (decrease) in accounts payable	77,290	(153,007)
(Decrease) in related party payable	-	(106,944)
Increase in accrued liabilities	372,000	1,169,909
Increase in deferred license fees	904,625	-
Net cash used in operating activities	767,865	(2,611,465)

CASH FLOWS FROM INVESTING ACTIVITIES :
Purchase of property and equipment	(5,132)	(54,392)
Investments	(362,284)	(350,000)
Net cash used in investing activities	(367,416)	(404,392)

CASH FLOWS FROM FINANCING ACTIVITIES:		-
Advances to related party	-	(3,118)
Receipts on related party receivable	79,275
Proceeds from issuance of Convertible Notes Payable	-	754,600

Net cash provided by financing activities	79,275	751,482

Foreign currency exchange effect on cash	(58,520)	215,014

Net increase (decrease) in Cash	421,204	(2,049,361)

Cash at beginning of period	3,052,733	5,544,332
Cash at end of period	$3,473,937	3,494,971

Supplemental disclosure of cash flow information
Cash paid during the period for :		$-
Interest	$-	$-
Income Taxes	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELECTRONIC GAME CARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Electronic Game Card, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

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

ELECTRONIC GAME CARD, INC.
NOTES TO CONSOILDATED FINANCIAL STATEMENTS
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

Advertising Costs

Advertising costs are expensed as incurred. For the nine months ended September 30, 2007 and 2006, advertising costs were $4,000 and $0, respectively.

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

ELECTRONIC GAME CARD, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
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

The Company’s unaudited consolidated financial statements are based on a number of estimates, including accruals for accounts payable and interest expense, amortization of deferred charges, allowance for doubtful accounts, estimated useful lives of property and equipment, and fair value of investments.

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

NOTE 2  GOING CONCERN

The unaudited consolidated accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

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

ELECTRONIC GAME CARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(Unaudited)

NOTE 2  GOING CONCERN
  (Continued)

These unaudited consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate any adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 3  INCOME TAXES

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of June 30, 2007, the Company had a net operating loss carry forwards for income tax reporting purposes of approximately $19,711,106 in the United States and $7,913,052 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

For the years ending September 30, 2007 and 2006 income tax expense was $0 and $0.

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

During the nine months ended September 30, 2007 and the year ended December 31, 2006 the Company incurred rent expense of $74,632 and $108,000 for rent for the New York office and $60,000 and $80,000 for the London office, respectively.

NOTE 5  STOCK OPTIONS /WARRANTS

The Company has adopted a stock compensation plan entitled the 2007 Equity Compensation Plan. Pursuant to this 2002 Equity Compensation Plan, grants of shares can be made to (i) designated employees of Electronic Game Card Inc. (the “Company”) and its subsidiaries including Electronic Game Card Ltd, (ii) certain advisors who perform services for the Company or its subsidiaries and

ELECTRONIC GAME CARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 5  STOCK OPTIONS /WARRANTS
  (Continued)

(iii) non-employee members of the Board of Directors of the Company (the “Board”) with the opportunity to receive grants of incentive stock options, nonqualified options, share appreciation rights, restricted shares, dividend equivalent rights and cash awards. The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company’s shareholders, and will align the economic interests of the participants with those of the shareholders. The 2007 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered. The original exercise price of the options was equal to one half the price at which the Common Stock is issued at the first public offering, however, subsequent to the adoption of the 2002 Equity Compensation Plan the board determined that the exercise price would be issued at market price. Those eligible to participate in this plan are entitled to vest 25% of the stock offered in this option for each six months of service with the Company. After vesting the exercise of these options must be done within ten years of the option date. As of September 30, 2007, 1,190,000 of a total possible of 1,200,000 options have been distributed. During 2004 the Company recorded $110,700 in compensation expense in connection with options granted pursuant to this plan. In February 2007 the company adopted an equity compensation plan entitled The 2007 Equity Compensation Plan. The 2007 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered. On February 6, 2007 the company issued 2,000,000 options to management and staff at an exercise price of 17.5c per share and 2,000,000 at an exercise price of 25c per share.

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

NOTE 6  JOINT VENTURE

On October 12, 2004, the Company entered into a joint venture agreement with Scientific Games International, Inc. (“SciGames:), to exclusively market and promote the Company’s Electronic Game Card product worldwide to national and state lotteries. During the nine months ended September 31, 2007, the Company had a loss from the joint venture in the amount of $18,638 which represented the Company’s allocable 50% interest. On April 27, 2007, the Company and SciGames mutually agreed to terminate their joint venture and entered into a separate License and Royalty Agreement as detailed in Note 7.

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

Selling and marketing expenses decreased from $88,688 to $5,203, General and Administrative expenses were also reduced from $525,736 to $431,540. Consultancy costs were lower at $282,585 compared with $455,543 and salaries & wages were reduced from $436,669 compared with $312,135. Total operating expenses have been reduced from $1,506,616 to $1,050,101 in the comparable period.

The company recorded an operating profit of $2,069,271 compared with a loss of ($1,341,633) in 2006. The company made a profit after interest and currency adjustments of $1,700,681 compared with ($5,682,167)
Earnings per share were $0.02 in 2007 compared with a loss of ($0.17) in 2006 for the three months and $0.04 in 2007 compared with a loss of ($0.23) in 2006 for the nine months.

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

ELECTRONIC GAME CARD

Date : November 23, 2007	By: /s/ Lee Cole
Lee Cole
Acting President and Acting Chief
Executive Officer

Date : November 23, 2007	By: /s/ Linden Boyne
Linden Boyne
Secretary / Treasurer
(Principal Financial Officer)