Form 10KSB
period 2007-12-31
ELECTRONIC GAME CARD INC
filed 2008-03-26
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Issuer's revenue for its most recent fiscal year : $6,038,058.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of March 25, 2008, was $23,353,070. The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock was 40,970,864 held by non-affiliates by the closing price of such stock $0.57, as of March 25, 2008, as quoted on the OTCBB by the National Association of Securities Dealers (the "NASD").

The number of shares of common stock outstanding as of March 5, 2008 was 50,031,766.

TABLE OF CONTENTS

			Page
			Numbers

PART I
	ITEM 1	Description of Business	2
	ITEM 2	Description of Property	6
	ITEM 3	Legal Proceedings	6
	ITEM 4	Submission of Matters to a Vote of Security Holders	6
PART II
	ITEM 5	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	7
	ITEM 6	Management’s Discussion and Analysis	10
	ITEM 7	Financial Statements	15
	ITEM 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15
	ITEM 8A	Controls and Procedures	16
	ITEM 8B	Other Information	15

PART III
	ITEM 9	Directors and Executive Officers of the Registrant	16
	ITEM 10	Executive Compensation	18
	ITEM 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
	ITEM 12	Certain Relationships and Related Transactions	19
	ITEM 13	Principal Accountant Fees and Services	20

PART IV
	ITEM 14	Exhibits and Financial Statement Schedules	20

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF THE BUSINESS

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a designer and manufacturer of an innovative "instant" win, extended play gaming device using patent protected technology. It was originally conceived for the global sales promotion and lottery industries and marketed under the name of Electronic GameCard™. The shape of a pocket GameCard is flexible to clients’ needs but is currently approximately the size of a credit card, operated electronically by touch and incorporating a microchip and LCD screen showing numbers or icons. Additional markets with considerable potential for the company's reward based games products are Indian Gaming, general gaming outlets like bingo halls and casinos and private and social lotteries. The company is launching its technology into new market sectors such as Education, Sports/Hobbies and Celebrations. We design our game cards to play game types, formats and prize structures as required by our customers and are building a software library of generic game formats of popular, widely recognized and understood themes.

The Electronic GameCard™ is a product and technology platform that has been designed to be versatile and flexible in functionality, design, brand customizable, portable, and cost efficient in its potential markets. Electronic GameCards™ also include a random number generator and state of the art security features protecting both the consumer and the promoter for the game focused products, especially those for lotteries, gaming and sales promotions. On the 20th February, 2008,.we announced that the Security features of the GameCard™ had recently been tested and verified by Gaming Laboratories International, Inc. The standard Electronic GameCard™ weighs less than one half an ounce and is 3mm thick. The Company received the requisite permission from the National Indian Gaming Council under Class II usage on June 24th, 2005 to market the product as both a promotional and revenue product.

We have applied for patent protection for the Electronic GameCard™ in the United States and internationally and have to date obtained authorization from the US patent office which allows preventative legal action to be taken against any potential imitators. The international searches associated with the process of examining the Company’s patent applications continue and these searches, when complete, allow to enter the next phase of the process for being granted a patent by the examiners in various jurisdictions. There is no fixed time period for the completion of the searches and the patent claims since territories are not similar and the completion of a patent search in one territory is not an indicator of the outcome of other patent searches in another territory. The company continues to work closely with our patent attorneys to ensure that we are applying the maximum resources to be granted the widest possible patent protection in all applicable jurisdictions as soon as possible. While this process continues the Company’s patent attorneys are instructed to identify and prosecute any patent application that could infringe the claims the Company has applied for in its patent applications for the Electronic GameCard ™.

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

On April 27 2007 the company signed a distribution agreement with Scientific Games International Inc for the exclusive distribution of the GameCard to state run lotteries in North America, Mexico and Italy. The agreement initially runs for three years and is renewable for a further ten years. The company receives a minimum annual sales commission of $500,000 per year or a percentage of sales whichever is the larger. This agreement replaces a joint venture agreement entered into on October 12, 2004, with Scientific Games International, Inc.

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

The GameCard is produced to the specification of the customer which is required to comply with the various regulations and statutes. Therefore the Company itself is not subject to the vigorous regulation and control as the licensed lottery promoters and retailers. While it is necessary for the Company to be aware of and consider these statutes and regulations, the technical standards and other legal requirements are provided to the Company by its customers. The Company’s GameCards will only be supplied in accordance with applicable regulations. The regulations required by responsible government agencies and departments are specified to us by the purchaser. As a supplier to the lottery industry, the Company does not handle any public funds or does it have any responsibility beyond providing the pre-specified technically compliant product, the specifications for which will be set by the jurisdiction in which the purchaser operates.

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

Manufacturing Arrangements

We have an agreement with Tak Shun Technology Group Limited, one of the larger manufacturers of pocket electronic goods including calculators and telephones in China to produce our product. The company has 3 manufacturing plants in China and is listed on the Hong Kong Stock Exchange. The agreement is subject to confidentiality on both sides. The relationship with Tak Shun is conducted through purchase orders (“P.O.’s”) issued by the Company to Tak Shun, in response to the P.O.’s, Tak Shun invoices the Company. The P.O. - Invoice relationship calls for the Company to pay one third (1/3) of the P.O.-Invoice amount at such time as Tak Shun commences work on the project, with the remaining two thirds (2/3) payable upon delivery. The Company does not have an exclusive relationship with Tak Shun and therefore has the option to seek out and engage other manufacturers if it so desires.

Sales and Marketing

On April 27 2007 the company signed a distribution agreement with Scientific Games International Inc for the exclusive distribution of the GameCard to state run lotteries in North America, Mexico and Italy. The agreement initially runs for three years and is renewable for a further ten years. The company receives a minimum annual sales commission of $500,000 per year or a percentage of sales whichever is the larger. This agreement replaces a joint venture agreement entered into on October 12, 2004, with Scientific Games International, Inc.

Research and Development.

The company continues to focus on Research and Development projects in order to continually improve the performance and security levels of the GameCard™. The recent success of the GameCard™ testing with Gaming Laboratories International is a direct result of exhaustive R&D into product enhancement and has led to a more robust and reliable product Additionally our extensive R & D projects allow us to identify, devise and deliver increasingly relevant and attractive game formats for our various target market R& D will continue to play a major role throughout 2008 and beyond as the company maintains its commitment to devising and manufacturing new game formats and platforms.
During fiscal 2007 and 2006, we spent $134,000 and $175,000 respectively, on research and development.

Competition

Our management believes that there are currently no “directly comparable products” which compete with the GameCard in the lottery, Indian gaming or sales promotions markets or have approval from Federal, State or international independent security approval organization. Therefore, the Company’s management believes that it does not face any direct competition for its products across its developed or developing markets. However, our product is complementary to, and could substitute for the paper scratch card used extensively in the lottery and sales promotion markets. These are produced and sold by many companies in many countries. The paper scratch cards represent competition in the “instant result” gaming market, but are distinctly dissimilar to the GameCard in technology and unique in the extended play appeal to players. Nevertheless, if any of the companies in the scratch card segment of this business were to develop an electronic product, they would become direct competitors. Furthermore, some of these competitors have substantially greater financial, scientific, and human resources that the Company, and as a result they have greater research and development and marketing capabilities that we do. Should they enter the market, these competitors may then create a significant negative impact on our overall financial results.

Employees

As of December 31, 2007, we had six (6) employees, all of whom are full time. At December 31, 2006, we had five (5) employees, all of whom were full time.

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

Version 1 of the GameCard™ submitted to NIGC was purely an Electronic GameCard™ that could only be played by activating the electronic circuit. Therefore, the Electronic GameCard™ was classified as a Class III gaming product.

EGC was advised that the application of a scratch panel to the electronic GameCard™, which would allow the physical playing of the game card, could change the NIGC classification. The application of a scratch panel would then define the electronic display as an alternative means of play that is just a technologic aid.

A scratch panel was applied to the GameCard™ for Version 2 of the Electronic GameCard™ that was then sent to the NIGC General Counsel. NIGC then classified the scratch panel Electronic GameCard™ as an NIGC Class II gaming product. Class II is the appropriate classification because the Electronic GameCard™ with a scratch panel is now physically played like a pull tab with no need to activate the electronic circuit or to play the electronic version of the game while being able to reach the end of the game and rewards payout, if any.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently operates from the offices in London and New York rented on a month by month basis from Inflect Technologies Ltd. The rent in the London office from January 1, 2007 to December 31, 2007 was $12,003 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company trades on the OTC Bulletin Board under the symbol EGMI. As of December 31, 2007, the Company had approximately 320 shareholders of record.

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

Year	Quarter Ended	High	Low

2004	March 31	1.95	1.65
	June 30	1.02	1.02
	September 30	1.10	1.05
	December 31	2.52	2.28
2005	March 31	2.47	1.38
	June 30	2.08	0.86
	September 30	1.48	1.09
	December 31	1.32	0.45
2006	March 31	0.18	0.17
	June 30	0.31	0.31
	September 30	0.30	0.30
	December 31	0.18	0.16
2007	March 31	0.23	0.23
	June 30	0.34	0.28
	September 30	0.74	0.59
	December 31	0.61	0.56

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

Recent Sales of Unregistered Securities

The following reflects issuance of our restricted common stock during the two years ended December 31, 2007 and December 31, 2006.

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

On August 25, 2006 the Company issued 720,000 shares of restricted common stock as compensation for consulting services valued at $0.38 per share.

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

On December 5, 2006, the company issued 101,932 shares of restricted common stock as compensation for consulting services valued at $20,400 or $0.20 per share.

On December 8, 2006, the Company issued 256,200 shares of restricted Common Stock related to the conversion of 172,508 shares of Series A Convertible Redeemable Preferred Stock.

On December 21, 2006 the company issued 793,126 share of restricted common stock as compensation services valued at $142,763 or $0.18 per share.

Between January 1 2007 and December 31, 2007 the company issued 824,432 shares of common stock related to the conversion of Series A Convertible Redeemable Preferred Stock.

On July 16, 2007 the Company issued 1,433,928 shares of common stock as compensation for consulting services valued at $0.32 per share.

On August 23, 2007 the Company issued 1,592,971shares of common stock as compensation for consulting services valued at $0.50 per share.

On January 10, 2008 the company issued 391,864 shares of common stock to as first stage payment for gaming software.

On January 23, 2008 the company issued 605,391 shares of common stock for consulting services valued at $0.60 per share.

On February 22, 2008 the company issued 391,867 shares of common stock as the second and final stage payment for gaming software.

Between January 1, 2008 and March 5, 2008 the company issued 603,286 shares of common stock related to the conversion of Series A Convertible Redeemable Preferred Stock.

All of the shares listed were issued in private placements and no brokers or underwriters were used or compensation. All shares listed above are shares of common stock of the Company and are subject to standard Section 4(2) resale restrictions. These shares were sold solely to investors who were able to and adequately demonstrated, by completing an Investor Questionnaire and Subscription Agreement. This class of persons (including entities) qualified as accredited investors. Additionally, each investor was provided with a package of information that adequately described the Company and disclosed all relevant information.

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

9On January 2, 2003 the Company issued 107,164 options pursuant to the 2002 Equity Compensation Plan exercisable at $.50 per share expiring ten years from the date of grant.

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

On February 6, 2007 the Company issued 2,000,000 options pursuant to the Equity Compensation Plan exercisable at $0.175 per share and 2,000,000 options pursuant to the Equity Compensation Plan exercisable at $0.25 per share.

Stock options : On October 4, 2002 the company issued 669,000 options pursuant to the 2002 Equity Compensation Plan exercisable at $.50 per share expiring ten years from the date of grant.

SECURITIES AUTHORIZED TO BE ISSUED UNDER EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)
Equity compensation plans Approved by Security Holders	546,000		$0.50

Equity compensation plans Not Approved by Security	0		0
Holders	20,000 2,000,000 2,000,000	$ $ $	1.00 0.175 0.25

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

Company Overview

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a supplier of innovative games to the lottery and promotional industry worldwide. Our lead product is the Electronic GameCard™, a proprietary credit card-sized pocket game combining interactive capability with "instant win" excitement.

Electronic Game Card, Inc (EGC) is an emerging international corporation developing reward based games for the sales promotions, , casino and lottery and incentive markets. EGC’s core product is the Electronic GameCard™, a unique and innovative proprietary technology adapt to a platform, with patents pending worldwide and with the technology that can be adapt to other markets. The GameCard platform is currently embedded in a credit card size digital device with an LCD window, touch pad controls and microchip, allowing for many game formats to be programmed to suit a variety of applications in several industry sectors.

EGC’s GameCards are used in the sales promotion market as an incentive or loyalty sales promotion tool to be given away by the brand promoter to the consumer with prizes given as rewards for winning simple fun games designed specially for the brand. The Jack Meyers Media Business Report states that the global media market for 2007 is $752 billion of which sales promotion and consumer incentives are $136 billion.www.jackmyers.com

A new and exciting sector into which EGC believes it will be able to sell GameCards is selected areas of the casino market for re-sale to the public as a gaming device in which blackjack, poker, bingo or similar games may be played.. In other areas of the world however re-sale is permitted and EGC expects to start marketing its range of game formats as soon as they are developed during the year. EGC also intends to leverage its gaming, manufacturing and technology IP knowledge to the wider market place anticipated from rapidly expanding areas of digital communications offering reward based games opportunities. To this end the company has purchased a small shareholding in DG2L, an interactive television set top box (STB) manufacturer and in February 2005 set up a division to investigate opportunities in mobile phones.

Plan of Operations

During 2007 the Company expanded its volume production of the Electronic GameCard™s. This necessitated the cost effective and secure design of GameCards from the manufacturers, involving quality control practices of an extremely high level. The Company marketed the Electronic GameCard™ during 2007 in conjunction with Scientific Games International, Inc through the distribution agreement for N America, Mexico and Italy distribution of Electronic GameCard™s to the lottery industry and directly to sales promotion companies and lotteries in Europe excluding Italy. Staff are responsible for either selling the GameCards direct (Agents) in the case of sale promotion products or in the case of lotteries an exclusive distribution license.

We market our products through agents in the US, Europe and the rest of the World. We currently have outlets in New York and London (U.K.). Our management team has relevant experience in their appropriate markets to contract agents and distributors to sell and increase product.

Indian Gaming appertains solely to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes in the USA. The Company has received Class II classification for its products from the National Indian Gaming Council (NIGC).

National Indian Gaming Association states that in 2006 Tribal Governments gaming revenue was $25.7 billion dollars
www.indiangamming.org/library/indian-gamingfacts/index.shtml

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

The physical design of the GameCard has been enhanced through modifications to circuit design, leading to a more robust product. Independent Quality Assurance testing from our most recent manufacturing runs indicates that we are now producing our most reliable product to date. Performance is constantly being reviewed to improve the GameCard still further. In addition to improved circuit design we are currently upgrading the MCU Body (chip) on a number of our games. This will further improve reliability

The GameCard has recently passed a series of stringent tests by Gaming Laboratories Inc (GLI), one of the most respected testing houses in the global gaming industry. These tests proved the GameCard’s ability to resist attempts at manipulating the IC logic or otherwise breaching the numerous security measures incorporated in the GameCard. This formal endorsement by GLI of the GameCard’s effective security defenses demonstrates the company’s continuing commitment to product development and security.

In the last quarter we launched Tic Tac Toe, & Poker Winning Seat. The development of Tic Tac Toe was a result of our flexible approach to game design and product innovation. While this game had not been considered until recently however, the concept was developed and has been well received and the game has been added to the portfolio of available games.

Poker Winning Seat is a new concept game – a clever variation on our existing Pocket Poker game which offers a bonus play for players and audiences of the various real and virtual Poker Tours worldwide. In addition, two new games were launched last year; Santa’s 7s, a seasonal variation on the highly popular Lucky 7s game and Lucky 8-8-8, a game designed to appeal to the Asian market, where the number 8 is regarded as a lucky number and also to mark the opening of the Olympic Games in Beijing in August 2008 (08-08-08).

We can now offer 26 games to clients.

Other gaming concepts, which continue to push the boundaries of the GameCard performance and functionality, such as a US Bingo style game and multi-outcome games are constantly being devised and developed.Furthermore, development and design has commenced to produce GameCards for the non-gaming sectors, such as education, sports, music & collectables.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The Company has generated revenues of $6,038,058 in the year ended December 31, 2007 compared with $997,363 in the year to December 31, 2006. The higher revenues were generated mainly from a substantial increase in sales promotion business

Sales and Marketing costs for the year ended December 31, 2007, as compared to the year ended December 31, 2006, were $28,489 and $173,569 respectively, a decrease of $145,080 or 84%.The reduction was due to the non replacement staff employed primarily development of state run lotteries following the closure of the joint venture agreement with Scientific Games International.

General and administrative expenses for the year ended December 31, 2007 and for the year ended December 31, 2006 were $498,241 and $629,791, respectively, representing a decrease of $131,550 or 21%.Costs were reduced as a result of the change in our state run lottery business

Interest expense for year ended December 31, 2007 and for the year ended December 31, 2006 was $651,790 and $5,351,629, respectively, representing a decrease of $4,699,839 or 88%.The higher costs in 2006 were incurred as a result of the amortization of the beneficial conversion factor and the amortization of deferred charges on warrants issued with Series A Convertible Redeemable Preference Shares

Liquidity and Financial Resources

The Company had cash and cash equivalents of $4,753,040 at the end of December 31, 2007. Operating expenses are approximately $375,000 per quarter.

Subsequent Events

On January 10th 2008 the company issued 391,864 shares of common stock as part payment of a contract for exclusive use of a proprietary mobile phone games platform in conjunction with existing intellectual property. A further 391,867 shares were issued on February 22, 2008 to complete the contract.

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

Certain Risk Factors Relating to our Business

The Company has generated increased revenues this year and its business model predicts incremental revenues in the foreseeable future.

To date, the Company has generated $6,038m revenue in this fiscal year as a result of its current plan of operations and the business model predicts increasing revenues in future. The predicted revenue depends on a continued expansion of take up of the GameCards.

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

Our failure to further establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

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

The Company's future success will depend to a significant extent on the continued services of its key employees. Particularly employees versed in gaming expertise who may be difficult to replace. The Company does not maintain key man life insurance for any executive. The Company's ability to execute its strategy also will depend on its ability to attract and retain qualified production, sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

The Company will continue to need approval from governmental authorities in the United States and other countries to successfully realize commercial value from the Company's activities. Adverse events that are reported during regulatory trials or after marketing approval can result in additional limitations being placed on a product's use and, potentially, on withdrawal of the product from the market. Any adverse event, either before or after approval, can result in product liability claims against the Company, which could significantly and adversely impact the value of our Common Stock.

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

Certain Risk Factors Relating to our Stock

Electronic Game Card, Inc.’s Common Stock price has fluctuated significantly since January 2006 and may continue to do so in the future.

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

Our Certificate of Incorporation authorizes the issuance of an aggregate of 100,000,000 shares of Common Stock, on such terms and at such prices as the Board of Directors of the Company may determine. Of these shares, an aggregate of 50,031,766 shares of Common Stock have been issued and 3,066,978 are reserved for outstanding warrants exercised issued in the private placement which closed on February 20, 2004. 7,507,728 are reserved for conversion of outstanding Series A Convertible Redeemable Preferred Stock issued on November 29, 2006 and 2,888,667 and 477,723 are reserved for outstanding warrants issued with the Convertible Notes issued 2005, and 3,750,000 for the conversion of outstanding options issued in the Equity Compensation Plans 2002 and 2007 for employees. Therefore, approximately 32,277,138 shares of Common Stock remain available for issuance by the Company to raise additional capital, in connection with prospective acquisitions or for other corporate purposes.

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

We do not currently intend to declare dividends on our Common Stock.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In performing the assessment, management has identified the following control deficiency that we have not discovered a material weakness in either the design and operating effectiveness of internal control over financial reporting as of December 31, 2007.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's independent registered accounting firm for the fiscal years ended December 31, 2007 and 2006 was Mendoza Berger & Company, LLP (“MB & Co.”), located at 9838 Research Drive, Irvine, CA 92618. MB & Co. issued an audit report for the years ended December 31, 2007 and 2006. The financial statements audited by MB & Co. for the fiscal years ended December 31, 2007 and 2006, do not contain an adverse opinion or a disclaimer of opinion.

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

(a)    Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors elects our executive officers annually. Our Directors are elected at the annual meeting of shareholders. Directors are elected to hold office until the next annual meeting. A majority vote of the directors who are in office is required to fill vacancies of the Board of Directors. The executive officers and directors of the Company currently are as follows :

Name	Age	Title
Lee J Cole	47	Director acting Chief Executive Officer
Linden J Boyne	64	Director, Chief Financial Officer & Secretary
Gordon McNally	65	Director

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

GORDON McNALLY

Gordon NcNally is a independent inventor and gaming consultant who has won awards in the gaming industry for innovative products, including the world's first automatic roulette machine. He was the joint creator of the EGC GameCard. He has a number of other successful inventions to his credit, in particular the casting of magnesium mouldings for motor racing wheels. He has a life time's inventive experience covering photo-electronics, and mechanical and electronic engineering. Gordon McNally was appointed a Director of the Company in February 2006.

Key Employees :

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

SIMON GYNNE, SENIOR VICE PRESIDENT DESIGN & MANUFACTURING

Simon Gynne is the Senior Vice President for Product Manufacturing and New Product Development. Mr Gynne brings to the company over 15 year experience in the national and state lottery industry and he was part of the launch team for the United Kingdom National Lottery operator Camelot. Mr Gynne was instrumental in the development of the On-line and Instant ticket retailers’ network which managed on budget the installation of more than 24,000 on-line terminals nationwide within strictly regulated timeframes overcome many technical, support and training difficulties. Mr Gynne was then promoted to manage the Communication and Sales Strategies for Camelot's 1000 strong sales division covering the entire United Kingdom included in this role was the responsibility for key accounts with an annual sales portfolio of over $2 billion this included major blue chip, FMCG companies and the British Post Office, the biggest retailer by volume in Camelot sales portfolio. This role also saw Mr Gynne become closely involved in implementing new Sales & Marketing activities for the Scratch card market covering new games and technologies.

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

ITEM 10. EXECUTIVE COMPENSATION

Long Term
		ANNUAL COMPENSATION			Compensation	All Other
NAME	Year	Salary	Bonus	Other	Awards	Compensation

Lee Cole	2004 2005 2006 2007	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil
Linden Boyne	2004 2005 2006 2007	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	300,000* Nil Nil Nil	Nil Nil Nil Nil

Gordon McNally	2007	Nil	Nil	Nil	Nil	Nil

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

The Company instituted a stock option plan for officers, key employees, consultants and advisors. The 2002 Equity Compensation Plan provided for options equivalent up to 10% of the issued share capital of the company to be offered to such individuals by the Board. Currently, options representing 1,163,000 shares, out of a permissible total of 1,200,000 options/shares, have been issued. Of these, 315,250 options have been exercised, 318,750 options have been cancelled and 566,000 remain outstanding and capable of being exercised. A further stock option plan was instituted in February 2007 and 4,000,000 options were issued.. Below please find a list of the outstanding options under the 2002 and 2007 Plans as of December 31, 2007. The Directors are compensated in their role as directors and receive a per diem of $1,000 per meeting attended, plus any incurred travel and lodging expenses. All meeting fees were waived.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our Common Stock as of March 5, 2008 by (i) all those known by our management to be owners of more than five percent of the outstanding shares of Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

NAME AND ADDRESS OF BENEFICIAL OWNERS / DIRECTORS	NATURE OF OWNERSHIP	AGGREGATE NUMBER OF SHARES	PERCENT (1)

Lee Cole Director 712 Fifth Avenue, 19th Floor New York, NY-10019		0	0

Linden Boyne Director, CFO and Secretary Aberfoyle, Green Lane Blackwater, Camberley, Surrey United Kingdom	Common Stock	300,000 (2)	0.1 If exercised %

Pequot Capital Management 500 Nyala Farm Road, Westport, CT-06880	Common Stock	4,705,882	9.41%

All Executive Officers and Directors as a Group (2 people)	Common Stock	300,000	0.1%

(1) Based on 50,031,766 shares of Common stock in issue on March 5, 2008
(2) Options issued under the 2002 Equity Compensation Plan

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS

None

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mendoza Berger & Company LLP has served as our independent registered public accounting firm since August 2006 and for the year ended December 31, 2007. For the year ended December 31, 2005 and through August 2006, Robison Hill was our independent registered public accounting firm. The following table shows the fees billed or expected to be billed to us for the audit and other services provided by our accountants for 2007 and 2006 :

	2007	2006

Audit Fees	$55,000	$55,553
Tax and Other Fees	-	-
Total Fees	$55,000	$55,553

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

AUDIT RELATED FEES. For the fiscal year ended December 31,2007, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March 2008.

ELECTRONIC GAME CARD, INC.

DATE: March 25, 2008 /S/ LEE J COLE. CHIEF EXECUTIVE OFFICER

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated :

SIGNATURE / TITLE / DATE

/S/LEE J COLE	Interim President and Chief Executive Officer	March 25, 2008
Lee J Cole	(Principal Executive Officer) and Director

/S/LINDEN BOYNE	Chief Financial Officer (Principal Financial	March 25, 2008
Linden Boyne	Officer) and (Principal Accounting Officer), Secretary and Director

/S/ GORDON MCNALLY	Director	March 25, 2008
Gordon McNally

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Electronic Game Card, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Game Card, Inc., as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Game Card, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and had losses from operations and has accumulated deficit that raise doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MENDOZA BERGER & COMPANY, LLP
MENDOZA BERGER & COMPANY, LLP

Irvine, California
March 25, 2008

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,753,040	$3,052,733
Accounts receivable	2,323,543	415,067
Deposit on inventory	70,071	97,571
Other receivables	92,100	-
Deferred charges	190,595	343,071
Value Added Tax receivable	31,531	19,604
Related party receivable	-	79,275
TOTAL CURRENT ASSETS	7,460,880	4,007,321

PROPERTY AND EQUIPMENT
Plant and equipment, net	76,073	75,586
Office equipment	66,965	63,852
Furniture & fixtures	1,402	1,375
Less accumulated depreciation	(100,390)	(78,627)
PROPERTY AND EQUIPMENT, NET	$44,050	$62,186

OTHER ASSETS
Patents	183,034	29,234
Investments, at cost	2,886,427	1,018,269
TOTAL ASSETS	$10,223,737	$5,117,010

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$659,891	$1,140,291
Accrued expenses	560,046	-
TOTAL CURRENT LIABILITIES	1,219,937	1,140,291

NON-CURRENT LIABILITIES
Deficit in Joint Venture	-	12,489
Deferred license fees	779,625	-
Total Non-current Liabilities	779,625	12,489
TOTAL LIABILITIES	1,969,562	1,152,780

Series A 6% Convertible Redeemable Preferred Stock $.001 par value; 10,000,000 shares authorized; 58,407,238 issued and 7,582,806 outstanding in 2007 and 8,407,238 in 2006.	7,582,806	8,407,238

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 5,521,000 shares issued and outstanding in 2006 none authorized in 2005	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 48,011,851 and 44,168,683 shares issued and outstanding in 2007 and 2006, respectively	48,012	44,169
Additional paid in capital	26,906,118	25,188,340
Accumulated other comprehensive loss	(856,693)	(754,560)
Accumulated deficit	(25,426,068)	(28,920,957)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	671,369	(4,443,008)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,223,737	$5,117,010

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2007	Year Ended December 31, 2006

Revenue	$6,038,058	$997,363
Cost of sales	1,474,311	728,019
Gross margin	4,563,747	269,344

OPERATING EXPENSES
Selling and marketing	28,489	173,569
General and administrative	535,740	629,791
Consulting expenses	584,600	532,778
Salaries & wages	370,633	629,155
Loss from joint venture	18,638	161,275
TOTAL OPERATING EXPENSES	1,538,100	2,126,568

Income (Loss) from operations	3,025,647	(1,857,224)

Other income/ (expense)
Interest income	196,546	371,349
Interest expense	(651,790)	(5,351,629)
Gain on termination of joint venture	31,127	-
Gain on sale of investments	855,860	-
Late registration fee & penalties	-	(2,876,437)
	431,743	(7,856,717)

Net income (loss)	$3,457,389	$(9,713,941)

Provision for income taxes	-	-

Foreign currency translation adjustment loss	(102,133)	(241,382)

Comprehensive income (loss)	$3,355,256	$(9,955,323)

Net loss per share - basic and diluted	$0.07	$(0.22)

Weighted average shares outstanding - basic and diluted	48,011,851	44,168,683

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional Paid In	Warrant	Accumulated Deficit Since	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Valuation	Inception	Income/(Loss)	(Deficit)

Balance January 1, 2005	24,936,928	$24,937	$12,207,471	$(139,189)	$(9,707,644)	$(513,178)	$1,872,397

Cash received on currency receivable	-	-	-	139,189	-	-	139,189
Warrants exercised for cash	310,833	311	310,522	-	-	-	310,833
Warrants exercised for stock	124,681	125	(125)	-	-	-	-
Stock issued for fundraising	759,071	759	1,432,266	-	-	-	1,433,025
Warrants issued for fundraising	-	-	626,578	-	-	-	626,578
Beneficial conversion	-	-	4,679,640	-	-	-	4,679,640
Convertible stock discount	-	-	2,384,160	-	-	-	2,384,160
Currency translation	-	-	-	-	-	-	-
Net Loss for the Year	-	-	-	-	(9,499,372)	-	(9,499,372)
Balance December 31, 2005	26,131,513	$26,132	$21,640,512	$-	$(19,207,016)	$(513,178)	$1,946,450

Shares issued to consultants for services	1,164,248	1,164	628,600	-	-	-	629,764
Shares issued as late registration penalty	16,616,722	16,617	2,660,466	-	-	-	2,677,083
Conversion of redeemable preference stock	256,200	256	258,762	-	-	-	259,018
Currency translation	-	-	-	-	-	(241,382)	(241,382)
Net Loss for the Year	-	-	-	-	(9,713,941)	-	(9,713,941)
Balance December 31, 2006	44,168,683	$44,169	$25,188,340	$-	$(28,920,957)	$(754,560)	$(4,443,008)

Shares issued to consultants for services	137,500	138	57,362	-	-	-	57,500
Shares issued for investments	2,889,399	2,889	1,194,952	-	-	-	1,197,841
Shares transferred from redeemable preference shares	816,269	816	823,616	-	-	-	824,432
Currency translation	-	-	-	-	-	(102,133)	(102,133)
Net Profit	-	-	-	-	3,457,389	-	3,457,389

Balance December 31, 2007	48,011,851	48,012	27,264,270	-	(25,463,569)	(856,693)	992,021

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES :
Net Loss	$3,457,389	$(9,713,941)

Adjustments to reconcile net loss to cash used in operating activities :
Depreciation	21,762	32,744
Amortization of deferred charges	152,476	1,389,132
Amortization of interest expense	-	3,245,788
Gain on termination of joint venture	(31,127)	-
Gain on sale of investments	(855,860)	-
Stock issued for services	57,500	628,600
Stock issued for payment of late registration fees	-	2,660,466
Loss from joint venture	18,638	(12,489)

Change in operating assets and liabilities :
Increase in accounts receivable	(1,908,476)	(314,817)
Decrease (Increase) in deposit on inventory	27,500	(30,632)
(Increase) Decrease in value added tax receivable	(11,927)	14,111
(Increase) in other receivables	(92,100)	-
(Increase) Decrease in accounts payable	(480,400)	579,686
Increase (Decrease) in accrued liabilities	560,046	(430,411)
(Decrease) in related party payable	-	(106,944)
Increase in unearned revenue	779,625	-
Net cash used in operating activities	$1,695,046	$(2,058,707)

CASH FLOWS USED IN INVESTING ACTIVITIES :
Purchase of patent	(153,800)	(29,234)
Purchase of property and equipment	(3,626)	(56,871)
Purchase of investments	(1,214,455)	(929,515)
Proceeds from sale of investments	1,400,000	-
Net cash used in investing activities	$28,119	$(1,015,620)

CASH FLOWS FROM FINANCING ACTIVITIES :
Receipts on related party receivable	79,275	-
Payments to related party	-	(79,275)
Investment in joint venture	-	148,786
Proceeds from convertible notes payable	-	754,600
Net cash provided by financing activities	$79,275	$824,111

Foreign Exchange Effect on Cash	(102,133)	(241,382)

Net Increase (Decrease) in Cash	1,700,307	(2,491,598)
Cash at Beginning of Period	3,052,733	5,544,331
Cash at End of Period	$4,753,040	$3,052,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for :
Interest	$-	$-
Income Taxes	$-	$-

ELECTRONIC GAME CARD, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $25,426,068 for the period from August 8, 2000 (inception) to December 31, 2007. The Company's future capital requirements could depend on numerous factors including, but not limited to, additional debt and equity financings, continued progress in developing its products, market penetration and profitable operations from sale of its electronic game cards.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will continue to be successful.

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

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2007, the Company did not have any balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at credit worthy financial institutions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows :

Asset	Rate

Furniture and fixtures	7 years
Plant and equipment	3 – 5 years
Office equipment	3 years

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to the statements of operations.

Depreciation expense for the years ending December 31, 2007 and 2006, were $21,762 and $32,744, respectively

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2007 and 2006, advertising costs were $28,489 and $191,907, respectively.

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

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Income/Loss per Share

Basic profit per share has been computed by dividing the profit for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. As of December 31, 2007, the Company had 6,433,368 warrants and 566,000 options outstanding to purchase up to 6,999,368 shares of common stock. However, the effect of the Company's common stock equivalents would be anti-dilutive for December 31, 2007 and 2006 and thus were not considered.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Stock Compensation for Non-Employees

At December 31, 2007, the Company has an employee compensation plan, which is described more fully in Note 8. Prior to 2003, the Company accounted for those plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans has an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provision of the FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provision of Statement No. 123 been applied to all awards granted to employees after January 1, 2002.

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

Recent Accounting Pronouncements

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect thjs will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141 (R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The pronouncement is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal year 2008 but early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective as of the beginning of the Company’s 2008 fiscal year. We do not expect this will have a significant impact on our financial statements.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements in order to conform to the current presentation.

NOTE 2 - INCOME TAXES

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,444,213 in the United States and $5,714,249 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

For the years ending December 31, 2007 and 2006 income tax expense was $0 and $0, respectively.

	2007	2006
Income Tax Provision at Statutory rate	1,210,000	$(3,399,000)
Adjustment to reconcile to the Income tax provision:
Valuation allowances	-	3,399,900
Benefit of Net Operating loss carry forward	(1,210,000)	-

Provision for Income Tax	-	-

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 3 - SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

During the year ended December 31, 2007, $824,432 of Series A Convertible Redeemable Preferred Stock was converted to 816,269 shares of Common Stock.

Series A Preferred Stock

Stock issued for redemption of Convertible Notes Payable	$8,666,000
Converted during year ended December 31, 2006	(258,762)
Balance at December 31, 2006	8,407,238
Converted during the year ended December 31, 2007	(824,432)
Balance at December 31, 2007	$7,582,806

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

Series A Convertible Redeemable Preferred Stock (see Note 4).

	December
	2007	2006

Convertible Note Payable, Interest at 6% per annum, due March 24, 2007	$0	$4,309,990
Less : Conversion Feature		-

Amortization of beneficial interest of deferred charges
Exchanged for Series A Convertible Redeemable Preferred Stock	$0	(8,666,000)

Long-term debt	$0	$0

Late Registration Fees and Penalties (any up-date)

During the year the ended December 31, 2006 the Company issued 16,616,722 shares of common stock underlying to the Convertible Promissory Note holders. The Common Stock was issued to satisfy late fees and penalties of $2,876,437 incurred by the Company for failing to register the common stock underlying the Convertible Promissory Notes. During the year ended December 31, 2006, all Convertible Notes Payable were converted into Series A Convertible Redeemable Preferred Stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at December 31, 2007 and 2006 the Company was owed $0 and $79,275 by related parties incurred in the ordinary course of business.

During the years ended December 31, 2007 and 2006 the Company incurred rent expense of $0 and $108,000 for rent for the New York office and $108,028 and $66,200 for the London office.

During the year ended December 31, 2007 and 2006, the Company has certain related party payables due on demand and are non-interest bearing. In previous years, the Company and its subsidiaries had borrowed from the same companies in excess of $1 million with little or no interest (see long-term notes payable, Note 5).

NOTE 6 - COMMON STOCK TRANSACTIONS

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

On August 25, 2006 the Company issued 720,000 shares of restricted common stock as compensation for consulting services valued at $0.38 per share.

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

On July 16, 2007 the Company issued 1,433,928 shares of common stock as compensation for consulting services valued at $0.32 per share

On August 23, 2007 the Company issued 1,592,971shares of common stock as compensation for consulting services valued at $0.50 per share

On January 10, 2008 the company issued 391,864 shares of common stock to as first stage payment for gaming software.

On January 23, 2008 the company issued 605,391 shares of common stock for consulting services valued at $0.60 per share.

On February 22, 2008 the company issued 391,867 shares of common stock as the second and final stage payment for gaming software.

Between January 1, 2008 and March 5, 2008 the company issued 603,286 shares of common stock related to the conversion of Series A Convertible Redeemable Preferred Stock.

NOTE 7 - STOCK OPTIONS AND WARRANTS

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

The following table sets forth the options outstanding as of December 31, 2006 :

	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, December 31, 2005	666,000	$0.74	-
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value
- Expired	100,000	$2.00
- Exercised	-	-	-
Options outstanding, December 31, 2006	566,000	$0.52	-

The following table sets forth the options outstanding as of December 31, 2007 :

	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, December 31, 2006	566,000	$0.52	-
Granted, Exercise price more than fair value	4,000,000	$0.215	-
Granted, Exercise price less than fair value
- Expired	-	-	-
- Exercised	-	-	-
- Cancelled	(816,000)	$0.427	-
Options outstanding, December 31, 2007	3,750,000	$0.215	-

A summary of the options outstanding as of December 31, 2007 by range of exercise prices is shown as follows :

				Weighted	Weighted
		Weighted	Shares /	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life

$0.25	1,875,000	$0.25	1,875,000	$0.25	4 years
$0.175	1,875, 000	$0.175	1,875,000	$0.175	4 years

The following table sets forth the warrants outstanding as of December 31, 2007 :

		Weighted
	Options /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Warrants outstanding, December 31, 2006	3,603,425	$1.00	-
Granted, Exercise price more than fair value	2,888,667	$1.85	$1.77
Granted, Cashless Exercise price more than fair value	477,723	$1.85	$1.77
- Expired	-	-	-
- Exercised	435,514	$1.00	-
- Cancelled	100,933	-	-
Options / Warrants outstanding, December 31, 2007	6,433,368	$1.00	-

The following table sets forth the options outstanding as of December 31, 2006 :

	Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	Warrants Currently Exercisable	Weighted Average Exercise Price Currently Exercisable	Weighted Average Contractual Remaining Life	$	Years

Dec 31, 2005	$1.00	3,066,978	$1.00	3,066,978	$1.00	3.2 years
Exercised		-		-
Cancelled		-		-
Dec 31, 2007		3,066,978		3,066,978	$1.00	2.2 years	3,066,978	6,747,352

Dec 31, 2005	$0.50	2,888,667	$0.50	2,888,667	$0.50	4.25 years
Exercised		-		-
Cancelled		-		-
Dec 31, 2007		2,888,667		2,888,667	$0.50	3.25 years	3,066,978	6,747,352

Dec 31, 2005	$1.85	477,723	$1.85	477,723	$1.85	4.25 years
Exercised		-		-
Cancelled		-		-
Dec 31, 2007		477,723		477,723	$1.85	3.25 years	883,788	1,552,600
Dec 31, 2007		6,433,368		6,433,368			5,395,099	17,688,119
							0.8386	2.7494

A summary of the options outstanding as of December 31, 2007 by range of exercise prices is shown as follows :

Exercise Price	Shares / Warrants Outstanding	Weighted Average Exercise Price	Shares / Warrants Currently Exercisable	Weighted Average Exercise Price Currently Exercisable	Weighted Average Contractual Remaining Life

$0.50	3,066,978	$0.50	3,066,978	$0.50	3.20 years
$1.85	477,723	$1.85	477,723	$1.85	4.25 years

INDEX TO EXHIBITS

Exhibit 31.1*	Certification of Lee Cole, Interim Chief Executive Officer, pursuant to Rule 14(a) or Rule 15(d) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Linden J H Boyne, Chief Financial Officer, pursuant to Rule 14(a) or Rule 15(d) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Lee Cole, Interim Chief Executive Officer, pursuant to 18 u.s.c. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification of Linden J H Boyne, Chief Financial Officer, pursuant to 18 u.s.c. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith