Form 10KSB/A
period 2007-12-31
ELECTRONIC GAME CARD INC
filed 2008-04-15
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A

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

The Company owns no real estate.

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

On January 10, 2008 the company issued 391,864 shares of common stock to AliQuantum Gaming Ltd as first stage payment for gaming software.

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

SECURITIES AUTHORIZED TO BE ISSUED UNDER EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)
Equity compensation plans Approved by Security Holders	546,000	$0.50
Equity compensation plans	0	0
Not Approved by Security
Holders	20,000	$1.00
	2,000,000	$0.175
	2,000,000	$0.25

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

National Indian Gaming Association states that in 2006 Tribal Governments gaming revenue was $25.7 billion dollars
www.indiangaming.org/library/indian-gamingfacts/index.shtml

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

Poker Winning Seat is a new concept game - a clever variation on our existing Pocket Poker game which offers a bonus play for players and audiences of the various real and virtual Poker Tours worldwide. In addition, two new games were launched last year; Santa’s 7s, a seasonal variation on the highly popular Lucky 7s game and Lucky 8-8-8, a game designed to appeal to the Asian market, where the number 8 is regarded as a lucky number and also to mark the opening of the Olympic Games in Beijing in August 2008 (08-08-08).

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The Company has generated revenues of $6,038,058 in the year ended December 31, 2007 compared with $997,363 in the year to December 31, 2006. The higher revenues were generated from charity lottery and also a substantial increase in sales promotion business.

Sales and Marketing costs for the year ended December 31, 2007, as compared to the year ended December 31, 2006, were $28,489 and $173,569 respectively, a decrease of $145,080 or 84%.The reduction was due to the non replacement staff employed primarily development of state run lotteries following the closure of the joint venture agreement with Scientific Games International.

General and administrative expenses for the year ended December 31, 2007 and for the year ended December 31, 2006 were $535,740 and $629,791, respectively, representing a decrease of $94,051 or 15%. Costs were reduced as a result of the change in our state run lottery business.

Interest expense for year ended December 31, 2007 and for the year ended December 31, 2006 was $651,790 and $5,351,629, respectively, representing a decrease of $4,699,839 or 88%.The higher costs in 2006 were incurred as a result of the amortization of the beneficial conversion factor and the amortization of deferred charges on warrants issued with Series A Convertible Redeemable Preference Shares.

Liquidity and Financial Resources

The Company had cash and cash equivalents of $4,753,040 at the end of December 31, 2007. Operating expenses are approximately $375,000 per quarter.

Subsequent Events

On January 10th 2008 the company issued 391,864 shares of common stock to AliQuantum Gaming as part payment of a contract for exclusive use of a proprietary mobile phone games platform to be used by Prize Mobile Group plc in conjunction with existing intellectual property. A further 391,867 shares were issued on February 22, 2008 to complete the contract. The effect of these issuances was to increase the company’s investment in Prize Mobile by $399,007.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

(b) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal controlover financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in the report.

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Key Employees :

ROGER HOLDOM, SENIOR VICE PRESIDENT MARKETING

Roger Holdom has held senior positions in the broadcasting, communications and marketing industries before moving into the areas of venture capital for new ventures and early stage corporate finance. Mr. Holdom received his MA degree in Marketing from Bedfordshire University in 2002 and his MBA from London Metropolitan University in 1999. He began his career in media marketing and sales management where he worked in various capacities until he joined the British Broadcasting Corporation and became responsible for marketing BBC Radio 2. In 2000 he moved to Discovery Networks Europe responsible for distribution agreements across Europe. Since then, Mr. Holdom has been a consultant and started working with the Company in April 2005. Mr. Holdom was instrumental in the revitalization of consumer brands, which, in several instances, caused them to become number one in their markets. He also led business development groups that identified and contracted distribution partnerships that generated multi-million dollar revenues across Europe.

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

ITEM 10. EXECUTIVE COMPENSATION

					Long Term		All
		ANNUAL COMPENSATION			Compensation		Other
NAME	Year	Salary	Bonus	Other	Awards		Compensation
Lee Cole	2004	Nil	Nil	Nil	Nil		Nil
	2005	Nil	Nil	Nil	Nil		Nil
	2006 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil		Nil Nil
Linden Boyne	2004	Nil	Nil	Nil	300,000	*	Nil
	2005	Nil	Nil	Nil	Nil		Nil
	2006 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil		Nil Nil

Gordon McNally	2007	Nil	Nil	Nil	Nil		Nil

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

NAME AND ADDRESS OF BENEFICIAL OWNERS / DIRECTORS	NATURE OF OWNERSHIP	AGGREGATE NUMBER OF SHARES		PERCENT (1)
Lee Cole		0		0
Director
712 Fifth Avenue, 19th Floor
New York, NY-10019

Linden Boyne	Common Stock	300,000	(2)	0.1%
Director, CFO and Secretary				If exercised
Aberfoyle, Green Lane
Blackwater, Camberley, Surrey
United Kingdom

Pequot Capital Management	Common Stock	4,705,882		9.41%
500 Nyala Farm Road, Westport,
CT-06880

All Executive Officers	Common Stock	300,000		0.1%
and Directors as a Group
(2 people)

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

	2007	2006

Audit Fees	$71,736	$55,553
Tax and Other Fees	-	-
Total Fees	$71,736	$55,553

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of April 2008.

ELECTRONIC GAME CARD, INC.

DATE: April 11, 2008	/s/ LEE J COLE
LEE J COLE CHIEF EXECUTIVE OFFICER

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated :

SIGNATURE / TITLE / DATE

/S/LEE J COLE	Interim President and Chief Executive Officer	April 11, 2008
Lee J Cole	(Principal Executive Officer) and Director

/S/ LINDEN BOYNE	Chief Financial Officer (Principal Financial	April 11, 2008
Linden Boyne	Officer) and (Principal Accounting Officer), Secretary and Director

/S/ GORDON MCNALLY	Director	April 11, 2008
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

/S/ MENDOZA BERGER & COMPANY, LLP
MENDOZA BERGER & COMPANY, LLP Irvine, California April 8, 2008

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,753,040	$3,052,733
Accounts receivable	2,323,543	415,067
Deposit on inventory	70,071	97,571
Other receivables	92,100	-
Deferred charges	190,595	343,071
Value Added Tax receivable	31,531	19,604
Related party receivable	-	79,275
TOTAL CURRENT ASSETS	7,460,880	4,007,321

PROPERTY AND EQUIPMENT
Plant and equipment, net	76,073	75,586
Office equipment	66,965	63,852
Furniture & fixtures	1,402	1,375
Less accumulated depreciation	(100,390)	(78,627)
PROPERTY AND EQUIPMENT, NET	$44,050	$62,186

OTHER ASSETS
Patents	183,034	29,234
Investments, at cost	2,886,427	1,018,269
TOTAL ASSETS	$10,574,391	$5,117,010

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$659,891	$1,140,291
Accrued expenses	560,046	-
TOTAL CURRENT LIABILITIES	1,219,937	1,140,291

NON-CURRENT LIABILITIES
Deficit in Joint Venture	-	12,489
Deferred license fees	779,625	-

TOTAL LIABILITIES	1,999,562	1,152,780

Series A 6% Convertible Redeemable Preferred Stock $.001 par value;
10,000,000 shares authorized; 58,407,238 issued and 7,582,806
outstanding in 2007 and 8,407,238 in 2006.	7,582,806	8,407,238

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 5,521,000 shares issued and outstanding in 2006 none authorized in 2005	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 48,011,851 and 44,168,683 shares issued and outstanding in 2007 and 2006, respectively	48,012	44,169
Additional paid in capital	27,264,272	25,188,340
Accumulated other comprehensive loss	(856,693)	(754,560)
Accumulated deficit	(25,463,568)	(28,920,957)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	992,023	(4,443,008)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,574,391	$5,117,010

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Revenue	$6,038,058	$997,363
Cost of sales	1,474,311	728,019
Gross margin	4,563,747	269,344

OPERATING EXPENSES
Selling and marketing	28,489	173,569
General and administrative	535,740	629,791
Consulting expenses	584,600	532,778
Salaries & wages	370,633	629,155
Loss from joint venture	18,638	161,275
TOTAL OPERATING EXPENSES	1,538,100	2,126,568

Income (Loss) from operations	3,025,647	(1,857,224)

Other income/ (expense)
Interest income	196,546	371,349
Interest expense	(651,790)	(5,351,629)
Gain on termination of joint venture	31,127	-
Gain on sale of investments	855,860	-
Late registration fee & penalties	-	(2,876,437)
	431,743	(7,856,717)

Net income (loss) before provision for income taxes	$3,457,389	$(9,713,941)
Provision for income taxes	-	-
Net income (loss)	$3,457,389	$(9,713,941)

Foreign currency translation adjustment loss	(102,133)	(241,382)

Comprehensive income (loss)	$3,355,256	$(9,955,323)

Net income (loss) per share - basic	$0.07	$(0.22)
Net income (loss) per share - diluted	$0.07	$(0.23)
Comprehensive income (loss) per share - basic	$0.07	$(0.23)
Comprehensive income (loss) per share -diluted	$0.07	$(0.23)
Weighted average shares outstanding - basic	45,557,146	44,168,683

Weighted average shares outstanding - diluted	46,123,146	44,168,683

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock
	Shares	Amount	Additional Paid In Capital	Warrant Valuation	Accumulated Deficit Since Inception	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity (Deficit)
Balance January 1, 2005	24,936,928	$24,937	$12,207,471	$(139,189)	$(9,707,644)	$(513,178)	$1,872,397

Cash received on currency receivable	-	-	-	139,189	-	-	139,189
Warrants exercised for cash	310,833	311	310,522	-	-	-	310,833
Warrants exercised for stock	124,681	125	(125)	-	-	-	-
Stock issued for fundraising	759,071	759	1,432,266	-	-	-	1,433,025
Warrants issued for fundraising	-	-	626,578	-	-	-	626,578
Beneficial conversion	-	-	4,679,640	-	-	-	4,679,640
Convertible stock discount	-	-	2,384,160	-	-	-	2,384,160
Net Loss	-	-	-	-	(9,499,372)	-	(9,499,372)
Balance December 31, 2005	26,131,513	$26,132	$21,640,512	$-	$(19,207,016)	$(513,178)	$1,946,450

Shares issued to consultants for services	1,164,248	1,164	628,600	-	-	-	629,764
Shares issued as late registration penalty	16,616,722	16,617	2,660,466	-	-	-	2,677,083
Conversion of redeemable preference stock	256,200	256	258,762	-	-	-	259,018
Currency translation	-	-	-	-	-	(241,382)	(241,382)
Net Loss	-	-	-	-	(9,713,941)	-	(9,713,941)
Balance December 31, 2006	44,168,683	$44,169	$25,188,340	$-	$(28,920,957)	$(754,560)	$(4,443,008)

Shares issued to consultants for services	137,500	138	57,362	-	-	-	57,500
Shares issued for investments	2,889,399	2,889	1,194,954	-	-	-	1,197,843
Shares transferred from redeemable preference shares	816,269	816	823,616	-	-	-	824,432
Currency translation	-	-	-	-	-	(102,133)	(102,133)
Net Income	-	-	-	-	3,457,389	-	3,457,389

Balance December 31, 2007	48,011,851	48,012	27,264,272	-	(25,463,568)	(856,693)	992,023

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES :
Net Loss	$3,457,389	$(9,713,941)

Adjustments to reconcile net loss to cash used in operating activities :
Depreciation	21,763	32,744
Amortization of deferred charges	152,476	1,389,132
Amortization of interest expense	-	3,245,788
Gain on termination of joint venture	(31,127)	-
Gain on sale of investments	(855,860)	-
Stock issued for services	57,500	628,600
Stock issued for payment of late registration fees	-	2,660,466
Loss from joint venture	18,638	(12,489)

Change in operating assets and liabilities :
Increase in accounts receivable	(1,908,476)	(314,817)
Decrease (Increase) in deposit on inventory	27,500	(30,632)
(Increase) Decrease in value added tax receivable	(11,927)	14,111
(Increase) in other receivables	(92,100)	-
(Increase) Decrease in accounts payable	(480,400)	579,686
Increase (Decrease) in accrued liabilities	560,046	(430,411)
(Decrease) in related party payable	-	(106,944)
Increase in deferred license fees	779,625	-
Net cash used in operating activities	$1,695,047	$(2,058,707)

CASH FLOWS USED IN INVESTING ACTIVITIES :
Purchase of patent	(153,800)	(29,234)
Purchase of property and equipment	(3,627)	(56,871)
Purchase of investments	(1,214,455)	(929,515)
Proceeds from sale of investments	1,400,000	-
Net cash used in investing activities	$28,118	$(1,015,620)

CASH FLOWS FROM FINANCING ACTIVITIES :
Receipts on related party receivable	79,275	-
Payments to related party	-	(79,275)
Investment in joint venture	-	148,786
Proceeds from convertible notes payable	-	754,600
Net cash provided by financing activities	$79,275	$824,111

Foreign Exchange Effect on Cash	(102,133)	(241,382)
Net Increase (Decrease) in Cash	1,700,307	(2,491,598)
Cash at Beginning of Period	3,052,733	5,544,331
Cash at End of Period	$4,753,040	$3,052,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for :
Interest	$-	$-
Income Taxes	$-	$-
Shares issued for investments	$1,197,841	$

Shares issued for redeemable preference shares	$824,432	$-

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

Depreciation

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows :

Asset	Rate
Furniture and fixtures	7 years
Plant and equipment	3 - 5 years
Office equipment	3 years

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

The following table sets forth the options outstanding as of December 31, 2006 :

		Weighted
		Average	Weighted
		Exercise	Average
	Options	Price	Fair Value
Options outstanding, December 31, 2005	666,000	$0.74	-
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value
- Expired	100,000	$2.00
- Exercised	-	-	-
Options outstanding, December 31, 2006	566,000	$0.52	-

The following table sets forth the options outstanding as of December 31, 2007 :

		Weighted
		Average	Weighted
		Exercise	Average
	Options	Price	Fair Value
Options outstanding, December 31, 2006	566,000	$0.52	-
Granted, Exercise price more than fair value	4,000,000	$0.215	-
Granted, Exercise price less than fair value
- Expired	-	-	-
- Exercised	-	-	-
- Cancelled	(816,000)	$0.427	-
Options outstanding, December 31, 2007	3,750,000	$0.215	-

A summary of the options outstanding as of December 31, 2007 by range of exercise prices is shown as follows :

				Weighted	Weighted
		Weighted	Shares /	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life
$0.25	1,875,000	$0.25	1,875,000	$0.25	4 years
$0.175	1,875, 000	$0.175	1,875,000	$0.175	4 years

The following table sets forth the warrants outstanding as of December 31, 2007 :

		Weighted
	Options /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Warrants outstanding, December 31, 2006	3,603,425	$1.00	-
Granted, Exercise price more than fair value	2,888,667	$1.85	$1.77
Granted, Cashless Exercise price more than fair value	477,723	$1.85	$1.77
- Expired	-	-	-
- Exercised	435,514	$1.00	-
- Cancelled	100,933	-	-
Options / Warrants outstanding, December 31, 2007	6,433,368	$1.00	-

The following table sets forth the summary of warrants outstanding as of December 31, 2007 by range of exercise price :

					Weighted
					Average	Weighted
			Weighted		Exercise	Average
			Average	Warrants	Price	Contractual
	Exercise	Warrants	Exercise	Currently	Currently	Remaining
	Price	Outstanding	Price	Exercisable	Exercisable	Life	$	Years
Dec 31, 2005	$1.00	3,066,978	$1.00	3,066,978	$1.00	3.2 years
Exercised		-		-
Cancelled		-		-
Dec 31, 2007		3,066,978		3,066,978	$1.00	2.2 years	3,066,978	6,747,352
Dec 31, 2005	$0.50	2,888,667	$0.50	2,888,667	$0.50	4.25 years
Exercised		-		-
Cancelled		-		-
Dec 31, 2007		2,888,667		2,888,667	$0.50	3.25 years	3,066,978	6,747,352
Dec 31, 2005	$1.85	477,723	$1.85	477,723	$1.85	4.25 years
Exercised		-		-
Cancelled		-		-
Dec 31, 2007		477,723		477,723	$1.85	3.25 years	883,788	1,552,600
Dec 31, 2007		6,433,368		6,433,368			5,395,099	17,688,119
							0.8386	2.7494

A summary of the warrants outstanding as of December 31, 2005 by range of exercise prices is shown as follows :

				Weighted	Weighted
		Weighted	Shares /	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life
$ 0.50	3,066,978	$0.50	3,066,978	$0.50	3.20 years
$ 1.85	477,723	$1.85	477,723	$1.85	4.25 years

NOTE 8 - SUBSEQUENT EVENTS

Common stock Transactions

On January 10, 2008 the company issued 391,864 shares of common stock to AliQuantum Gaming Ltd as first stage payment for gaming software.

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