Form 10-Q
period 2008-03-31
ELECTRONIC GAME CARD INC
filed 2008-05-14
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25853

ELECTRONIC GAME CARD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 19th Floor, 712 5th Avenue, New York, NY (Address of Principal Executive Offices)	87-0570975 (I.R.S. Employer Identification No.) 10019 (Zip Code)

(646) 723-8946
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.
Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2008
Common Stock, $0.001 par value	50,521,766

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future revenues, research and development programs, clinical trials and collaborations and our future cash requirements. The words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words are intended to identify forward-looking statements. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q speak as of the date of this report. We expressly disclaim any obligations or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

ELECTRONIC GAME CARD, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC GAME CARD, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,706,906	$4,753,040
Accounts receivable	2,623,016	2,323,543
Deposit on inventory	70,071	70,071
Other receivables	91,990	92,100
VAT receivable	24,893	31,531
Deferred charges	152,476	190,595
Total current assets	8,669,352	7,460,880
Net property, plant and equipment	34,727	44,050
Intangible assets, net	183,034	183,034
Investments, at cost	3,496,179	2,886,427
Total assets	$12,383,292	$10,574,391
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$625,695	$659,891
Accrued liabilities	661,256	560,046
Total current liabilities	1,286,951	1,219,937
Deferred license fees	654,625	779,625
Total liabilities	1,941,576	1,999,562

Series A 6% convertible redeemable preferred stock, $.001 par value, 10,000,000 shares authorized; 6,549,922 and 7,582,806 shares issued and outstanding at of March 31, 2008 and December 31, 2007, respectively	6,549,922	7,582,806

Shareholders’ equity/(deficit)
Common stock, $.001 par value, 100,000,000 shares authorized; 44,168,683 and 50,031,766 shares issued and outstanding at December 31, 2007 and March 31, 2008 , respectively	50,030	48,012
Capital in excess of par value	28,874,546	27,264,272
Accumulated deficit	(24,171,740)	(25,463,568)
Accumulated other comprehensive loss	(861,042)	(856,693)
Total shareholders’ equity	3,891,794	992,023
Total liabilities and shareholders’ equity	$12,383,292	$10,574,391

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007

Revenue	$2,294,621	$990,538
Cost of revenue	549,000	255,345
Gross margin	1,745,621	735,193

Operating expenses :
Sales and marketing	791	1,172
General and administrative	128,149	104,617
Consulting expenses	151,482	95,005
Salaries and wages	86,886	112,245
Loss from joint venture	-	18,638
Total operating expenses	367,308	331,677

Operating income	1,378,313	403,516
Other income (expense):
Interest income	61,577	42,701
Interest expense	(148,062)	(168,056)

Net income	$1,291,828	$278,161
Other comprehensive (loss) gain:
Foreign currency translation loss	(4,349)	(63,048)
Comprehensive income	$1,287,479	$215,113

Net income per common share (basic)	$0.03	$0.01

Weighted average number of common shares outstanding (basic)	50,031,766	44,168,683

Net income per common share (diluted)	$0.02	$0.00

Weighted average number of common shares outstanding (diluted)	62,487,058	58,184,857

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$1,291,828	$278,161
Adjustments to reconcile net income from continuing operations to net cash used in operating activities
Depreciation and amortization	9,321	3,085
Amortization of deferred charges	38,119	38,119
Deferred License Fees	(125,000)	-
Loss from joint venture	-	18,638
Stock issued for services	23,200	-
Change in assets and liabilities:
Accounts receivable	(299,473)	(566,201)
Value Added Tax receivable	6,638	3,274
Other receivables	110	-
Accounts payable	(34,196)	24,961
Accrued liabilities and interest payable	101,210	129,000
Net cash provided by (used in) operating activities	1,011,757	(70,963)
Cash flows fro investing activities:
Purchase of property and equipment	-	(93)
Purchase of investments	(53,542)	(164,624)
Net cash provided by (used in) investing activities	(53,542)	(164,717)
Cash flows from financing activities:
Receipts on related party receivable	-	79,275
Net cash provided by financing activities	-	79,275

Foreign currency exchange effect on cash	(4,349)	(63,048)

Net increase in cash and cash equivalents	953,866	(219,453)

Cash and cash equivalents at beginning of period	4,753,040	3,052,733

Cash and cash equivalents at end of period	$5,706,906	$2,833,280

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-
Income Taxes	$-	$-
Supplemental disclosure of cash flow information:
Shares issued for investments	$556,210	$-
Shares issued for redeemable preference shares	$1,032,884	$-

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

The Company was incorporated under the laws of the England on April 6, 2000, under the name of Electronic Game Card, Ltd. Until 2002, the Company remained dormant and had no operations until August 8 2002. On May 5, 2003, the Company entered into an agreement whereby it acquired 100% of the outstanding stock of Electronic Game Card Marketing, a Delaware Company.

On December 5, 2003, the Company acquired 100% of the outstanding stock of the Electronic Game Card, Inc. (Nevada) in a reverse acquisition. At this time, a new reporting entity was created and the name of the Company was changed to Electronic Game Card, Inc.

The Company is engaged in the development, marketing, sale and distribution of recreational electronic software which is primarily targeted towards the global sales promotion, gaming and lottery markets. The Company’s patent protected technology was originally conceived for the global sales promotion and lottery industries and marketed under the name of Electronic GameCard™. The shape of a pocket GameCard is flexible to clients’ needs but is currently approximately the size of a credit card, operated electronically by touch and incorporating a microchip and LCD screen showing numbers or icons. Additional markets with considerable potential for the Company's reward based games products are Indian Gaming, general gaming outlets like bingo halls and casinos and private and social lotteries. The Company is launching its technology into new market sectors such as Education, Sports/Hobbies and Celebrations. The Company designs its GameCards to play game types, formats and prize structures as required by its customers. The Company is building a software library of generic game formats of popular, widely recognized and understood themes. The current software library stands at 27 unique games.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Electronic Game Card, Inc. for the year ended December 31, 2007.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.

Principles of Consolidation

The consolidated financial statements include the accounts of the following companies:

•	Electronic Game Card, Inc. (Nevada Corporation)
•	Electronic Game Card, Ltd. (English Corporation)
•	Electronic Game Card Marketing (A Delaware Corporation)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Revenue recognition

Revenue is recognized from sales of product when persuasive evidence of an arrangement exits; product has been shipped to customers; a fee is fixed or determinable; and, collectibility is reasonably assured.

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

Pervasiveness of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s unaudited consolidated financial statements are based on a number of estimates, including accruals for accounts payable and interest expense, amortization of deferred charges, allowance for doubtful accounts, estimated useful lives of property and equipment, and fair value of investments.

Income (Loss) per Share

Basic income (loss) per share has been computed by dividing the income/(loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the period. As of March 31, 2008, the Company had options and warrants outstanding to purchase up to 10,183,368 shares of common stock.

Stock Compensation for Non-Employees

The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company’s stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.

SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In December 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company adopted the provisions of this statement on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 was effective as of the beginning of the Company’s 2008 year. The provisions of SFAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

2.	Going Concern

The accompanying unaudited consolidated financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

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

3.	Income Taxes

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of March 31, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $19,711,106 in the United States and $7,913,052 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

For the years ending March 31, 2008 and 2007, income tax expense was $0 and $0.

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

4.	Related Party Transactions

During the three months ended March 31, 2008 and the year ended December 31, 2007 the Company incurred rent expense of $17,797 and $108,028 for the London office, respectively.

5.	Fair Value Accounting

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$3,496,179	$-	$-	$3,496,179

	$3,496,179	$-	$-	$3,496,179

Liabilities:	$-	$—	$-	$-

The Company’s investments are classified within Level 3 of the fair value hierarchy because they are privately held companies with no market activity or quoted prices.

6.	Stock Options / Warrants

The Company has adopted a stock compensation plan entitled the 2007 Equity Compensation Plan. Pursuant to this 2002 Equity Compensation Plan, grants of shares can be made to :

(i)	designated employees of Electronic Game Card Inc. (the “Company”) and its subsidiaries including Electronic Game Card Ltd,

(ii)	certain advisors who perform services for the Company or its subsidiaries, and

(iii)
non-employee members of the Board of Directors of the Company (the “Board”) with the opportunity to receive grants of incentive stock options, nonqualified options, share appreciation rights, restricted shares, dividend equivalent rights and cash awards. The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company’s shareholders, and will align the economic interests of the participants with those of the shareholders. The 2007 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered to those qualifying under the scheme. On February 6, 2007 the Company issued 2,000,000 options to management and staff at an exercise price of 17.5c per share and 2,000,000 at an exercise price of 25c per share.

In connection with a private placement on March, 2005, the Company issued 3,426,875 warrants. Each warrant is exercisable for a period of five years at a price of $0.50 for one share of common stock.The company has a total of 6,433,668 warrants outstanding at March 31 2008.

7.	License Agreement

Pursuant to the License Agreement, SGI shall have the exclusive right, for a period of three years (subject to extension as discussed below), to produce, market, sell and distribute the Electronic GameCard ™ in compliance with all applicable laws, to all public lotteries operated by national, state or provincial governmental entities or private entities operating such public lotteries on behalf of such governmental entities (the “Public Lotteries”) in the U.S., Canada, Mexico and Italy. SGI also shall have a non-exclusive license to produce, market, sell and distribute the Electronic GameCard ™ worldwide during the ten year term of the License Agreement and any extensions thereof. For purposes of the License Agreement, the term “Public Lotteries” does not include lotteries conducted by charitable entities or lotteries conducted by other persons, entities or bodies that are not operated on behalf of national, state or provincial governmental entities. SGI agreed to package and label Electronic GameCard ™ as requested by the Company at a reasonable rate of compensation to be mutually agreed by the parties. EGC retained all other rights with respect to the intellectual property which is the subject of the License Agreement. In connection with the sale, marketing, production and distribution of the Electronic GameCard ™, EGC shall provide SGI full access to EGC’s producers, manufacturers and suppliers of all components for and assembly of the Electronic GameCard ™.

SGI may extend its exclusive rights with respect to “Public Lotteries” in the U.S., Canada, Mexico and Italy during the term of the License Agreement on a yearly basis beyond the first three years of the License Agreement. To effect such an extension of exclusivity, SGI must pay to EGC in cash, the sum of at least $500,000 in license fees for the year preceding the extension.

During the term of the License Agreement, SGI have agreed to pay to the Company as a royalty fee (“Royalty Fee”) on a quarterly basis the greater of $.05 per Electronic GameCard ™ and five percent (5%) of the gross selling price without deduction of taxes, expenses or promotions, for Electronic GameCard ™ sold by SGI or its affiliates. SGI may not assign, sublicense or otherwise transfer the License Agreement to a third party without the prior written consent of EGC.

8.	Series A Preferred Convertible Redeemable Stock

On March 24, and April 6th, 2005 the Registrant sold a total of $8,666,000 Convertible Promissory Notes to accredited investors in a private placement of securities. This note was payable upon written demand which may be made on or after March 31, 2007, and was converted into Series A Preferred Convertible Redeemable Stock (“Series A”) at the Company’s election on November 29, 2006. Each share of Series A is convertible into one share of Common Stock at no cost by stockholder and is redeemable by the Company not later than March 15, 2010. Series A pays interest at 6% per annum. Also, the Registrant issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A stock. The Warrants shall be exercisable to acquire shares of Series A upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A. The Warrants shall be exercisable at $0.50 per share of Series A, subject to adjustment, and shall be exercisable for a period of 5 years. In addition, at the option of the holder, each Warrant is also immediately exercisable directly to acquire, instead of shares of Series A, shares of Common Stock on an as-converted-from-Series-A basis. Unexercised Warrants shall expire earlier upon notice by the Company to the holders of the Warrants following any consecutive 30-day trading period during which the Common Stock trades on its principal market at a price at or above three (3) times the then applicable exercise price with average daily volume of at least 100,000 shares (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events).

9.	Common Stock Transactions

On January 10th, 2008, the Company issued 391,864 shares of common stock to AliQuantum Gaming as part payment of a contract for exclusive use of a proprietary mobile phone games platform to be used by Prize Mobile Group plc in conjunction with existing intellectual property. A further 391,867 shares were issued on February 22, 2008, to complete the contract. The effect of these issuances increased the Company’s investment in Prize Mobile by $399,007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

General

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a supplier of innovative games to the promotional, gaming and lottery markets worldwide. The Company’s lead product is the EGC GameCard, a unique credit card-sized pocket game combining interactive capability with "instant win" excitement.

The Company

Electronic Game Card, Inc. is an emerging international corporation developing reward based games for the sales promotions, casino and lottery and incentive markets. EGC’s core product is the Electronic GameCard™, a unique and innovative proprietary technology adapted to a platform, with patents pending worldwide and with the technology that can be adapted to other markets. The EGC GameCard was designed by us to be rich in functionality, customizable, portable, and cost efficient. The GameCard platform is currently embedded in a credit card size digital device with an LCD window, touch pad controls and microchip, allowing for many game formats to be programmed to suit a variety of applications in several industry sectors.

EGC’s GameCards are used in the sales promotion market as an incentive or loyalty sales promotion tool to be given away by the brand promoter to the consumer with prizes given as rewards for winning simple fun games designed specially for the brand. The Jack Meyers Media Business Report states that the global media market for 2007 is $752 billion of which sales promotion and consumer incentives are $136 billion. www.jackmyers.com

An opportunity exists for the Company to sell GameCards for re-sale to the public as a gaming device in selected areas of the casino market in which blackjack, poker, bingo or similar games may be played. In other areas of the world, however, re-sale is permitted and EGC expects to start marketing its range of game formats as soon as they are developed during the year. EGC also intends to leverage its gaming, manufacturing and technology IP knowledge to the wider market place anticipated from rapidly expanding areas of digital communications offering reward based games opportunities. To this end the company has purchased a small shareholding in DG2L, an interactive television set top box (STB) manufacturer and in February 2005 set up a division to investigate opportunities in mobile phones.

Sales Promotion Market

The sales promotion prize and competition market is one in which the promoter (usually a well known brand) must not be seen to obtain money for entry, and where no purchase of the brand's goods is necessary in order not to fall under the laws by which lotteries are regulated, Our GameCards can be applied to a broad range of potential promotional opportunities although introducing a new product into the sales and promotion marketing arena, despite its demand for novelty products and innovative ideas, takes time and adaptability to market needs.

Within the sales promotion market, the Poker sector has developed into a distinct and vibrant opportunity. In Europe, Australasia and South Africa playing and watching Poker at tournaments and, on-line or on television has moved from a specialist area to mainstream entertainment and gaming in the last 12 months.

The large number of Poker players and viewers forma substantial and dynamic opportunity for the gaming sector, and the profile being generated by marketers is of a vibrant and expanding sector with increased promotional budgets. The Company is currently working on development of specialist GameCards and promotions to extend the interest and impact of Poker to maximize this opportunity.

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

The parties agreed to terminate their joint venture agreement dated October 12, 2004 (the “Joint Venture Agreement”), settling outstanding amounts due to each party and owed by each party to the joint venture or to each other. Pursuant to the License Agreement, SGI have the exclusive right, for a period of three years (subject to extension as discussed below), to produce, market, sell and distribute the Electronic GameCard™ in compliance with all applicable laws, to all public lotteries operated by national, state or provincial governmental entities or private entities operating such public lotteries on behalf of such governmental entities (the “Public Lotteries”) in the U.S., Canada, Mexico and Italy. SGI also have a non-exclusive license to produce, market, sell and distribute the Electronic GameCard™ worldwide during the term of the License Agreement and any extensions thereof. For purposes of the License Agreement, the term “Public Lotteries” does not include lotteries conducted by charitable entities or lotteries conducted by other persons, entities or bodies that are not operated on behalf of national, state or provincial governmental entities. SGI agreed to package and label Electronic GameCard™ as requested by the Company at a reasonable rate of compensation to be mutually agreed by the parties. The Company retained all other rights with respect to the intellectual property which is the subject of the License Agreement. SGI may extend its exclusive rights with respect to “Public Lotteries” in the U.S., Canada, Mexico and Italy during the term of the License Agreement on a yearly basis beyond the first three years of the License Agreement. To effect such an extension of exclusivity, SGI must pay to EGC in cash, the sum of at least $500,000 in license fees for the year preceding the extension.

During the term of the License Agreement, SGI has agreed to pay to the Company as a royalty fee (“Royalty Fee”) on a quarterly basis the greater of $.05 per Electronic GameCard™GameCard™ and five percent (5%) of the gross selling price without deduction of taxes, expenses or promotions, for Electronic GameCard™GameCards sold by SGI or its affiliates. SGI may not assign, sublicense or otherwise transfer the License Agreement to a third party without the prior written consent of EGC.

Indian Gaming Market

The Indian Gaming on Native American Tribal Lands covers parts of 28 States within the United States of America and represents a significant portion of the total gaming industry. The NIGC report that the market was $25.7 billion dollars in revenue in 2006 with 415 casinos operated by more than 200 tribes across the United States.

The Company has a legal opinion from the National Indian Gaming Commission (“NIGC”) that the EGC GameCard is a Class II device under IGRA (Indian Gaming Regulatory Act). The Class II designation is significant because it exempts the Company from becoming subject to the state license procedures and requirements.

The success in the sales promotion in the Gaming sector, and in particular the sale to the Santa Ana Star Casino, New Mexico demonstrate the interest in the Electronic GameCard™ in this sector. Therefore, EGC continues the sales and marketing activity to generate sales around Class II gaming.

Business Strategy

During 2007, the Company expanded its volume production of the Electronic GameCards™. This necessitated the cost effective and secure design of GameCards from the manufacturers, involving quality control practices of an extremely high level. The Company marketed the Electronic GameCard™ during 2007 in conjunction with Scientific Games International, Inc. through the distribution agreement for North America, Mexico and Italy distribution of Electronic GameCards™ to the lottery industry and directly to sales promotion companies and lotteries in Europe excluding Italy. Staff are responsible for either selling the GameCards direct (Agents) in the case of sale promotion products or in the case of lotteries, through an exclusive distribution license.

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

National Indian Gaming Association states that in 2006 Tribal Governments gaming revenue was $25.7 billion dollars. www.indiangaming.org/library/indian-gamingfacts/index.shtml

Product Development

The company has a continuous program of product development comprising improvement of existing designs and additions to the suite of games currently on offer to clients. Game design is divided into four stages; concept development, software, testing and finally manufacturing. Product development and improvement is generated by in house review and response to specific customer recommendations.

The physical make-up of the GameCard has been enhanced through modifications to circuit design, leading to a more robust product. Independent Quality Assurance testing from our most recent manufacturing runs indicates that we are now producing our most reliable product to date. Performance is constantly being reviewed to improve the GameCard still further. In addition to improved circuit design, we are currently upgrading the MCU Body (chip) on a number of our games. This will further improve reliability.

The GameCard has recently passed a series of stringent tests by Gaming Laboratories, Inc. (GLI), one of the most respected testing houses in the global gaming industry. These tests proved the GameCard’s ability to resist attempts at manipulating the IC logic or otherwise breaching the numerous security measures incorporated in the GameCard. This formal endorsement by GLI of the GameCard’s effective security defenses demonstrates the Company’s continuing commitment to product development and security.

Recent game development includes Tic Tac Toe, & Poker Winning Seats. The development of Tic Tac Toe was a result of our flexible approach to game design and product innovation. While this game had not been considered until recently, however, the concept was developed and has been well received and the game has been added to the portfolio of available games.

Poker Winning Seats is a new concept game – a clever variation on our existing Pocket Poker game which offers a bonus play for players and audiences of the various real and virtual Poker Tours worldwide. A new game for 2008 is Lucky 8-8-8, a game designed to appeal to the Asian market, where the number 8 is regarded as a lucky number and also to mark the opening of the Olympic Games in Beijing in August 2008 (08-08-08).

Other gaming concepts which continue to push the boundaries of the GameCard performance and functionality, such as a US Bingo style game and multi-outcome games are constantly being devised and developed. Furthermore, development and design has commenced to produce GameCards for the non-gaming sectors, such as education, sports, music and collectables.

We now offer 27 games to clients.

Results of Operations

The company has recorded $2,294,621 of revenues this quarter compared with $990,538 in the same period in 2007. Cost of product has reduced as volume has increased and Gross Profit was $1,745,621 compared with $735,193 in 2007. The company purchases its manufactured stock in USD and any further price reduction for volume purchase will depend on the strength of the currency at the time of ordering.

Sales and Marketing costs were $791 compared with $1,172 in the same period for 2007, primarily due to staff economies and a reduction in attendance at trade shows and events during the period. The current staffing levels can be maintained but are unlikely to reduce further.

General and Administration expenses were $128,149 compared with $104,617 for the same period in 2007. This expense was lower than the comparable period as we were able to make further economies, mostly linked to lower staff numbers, during the period.

Consultancy costs were higher at $151,482 compared with $95,005 in the previous year this was due to examination of new product areas for the gamecard and will continue as new products are developed.

Salaries and payroll costs were $86,886 compared with $112,245 in 2007 as costs were closely controlled in the period and will continue to be so, on an on-going basis.

Operating income excluding the interest charges was $1,378,313 compared with $403,516 in the comparable period of 2007. Higher revenues and lower cost of sales and operating expenses combined to produce this improvement.

Total comprehensive income was $1,287,479 compared with a $215,113 for the same period in 2007.

Basic earnings per share were $0.03 in 2008 compared with $0.01 in the comparable period of 2007.

Liquidity and Financial Resources

The Company had cash and cash equivalents of $5,706,906 at March 31, 2008 compared to $4,753,040 at December 31, 2007. Operating expenses are approximately $367,000 per quarter. As of March 31, 2008, EGC current assets were $8,669,352 and current liabilities were $1,286,951. Stockholders’ equity at March 31, 2008 was $3,891,794. We had net cash provided by (used in) operating activities for the three months ended March 31, 2008 and 2007 of $1,011,757 and ($70,963), respectively.

Off-Balance Sheet Arrangements

As of the date of this Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since December 31, 2007.

We have Series A Redeemable convertible stock which carries a 6% dividend and is redeemable in May 2010. There are currently 6,549,922 of Series A outstandingThese instruments are not leveraged and are held for purposes other than trading.

Interest Rate Risk
We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps, or forward or future contracts. We do consider that we have any significant exposure to interest rate variations.

ITEM 4.	CONTROLS AND PROCEDURES

At the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d -15-e under the Securities Exchange Act of 1934 as amended). Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer the Company concluded that information is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (or Acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008, the end of the period. Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, each of them has determined that our disclosure controls and procedures are effective. However the company has found it necessary to upgrade its procedure for contact with our auditors. A misunderstanding with our auditors caused the company to file its 10KSB without appropriate approval and in future all filings will require sign off by not less than two officers.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included as part of this report:

Exhibit	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

ELECTRONIC GAME CARD

Date : May 14 2008	By: /s/ Lee Cole
Lee Cole
Acting President and Acting Chief
Executive Officer

Date : May 14 2008	By: /s/ Linden Boyne
Linden Boyne
Secretary / Treasurer
(Principal Financial Officer)

End of Filing