Form 10-Q
period 2008-06-30
ELECTRONIC GAME CARD INC
filed 2008-08-08
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2008
Common Stock, $0.001 par value	53,205,975

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

ELECTRONIC GAME CARD, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC GAME CARD, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,885,351	$4,753,040
Accounts receivable	2,528,205	2,323,543
Deposit on inventory	70,071	70,071
Other receivables	170,728	92,100
VAT receivable	15,402	31,531
Deferred charges	114,357	190,595
Total current assets	9,784,114	7,460,880
Net property, plant and equipment	33,749	44,050
Intangible assets, net	183,034	183,034
Investments, at cost	4,500,564	2,886,427
Total assets	$14,501,461	$10,574,391
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$719,245	$659,891
Accrued liabilities	770,884	560,046
Total current liabilities	1,490,129	1,219,937
Deferred license fees	529,625	779,625
Total liabilities	2,019,754	1,999,562

Series A 6% convertible redeemable preferred stock, $.001 par value, 10,000,000 shares authorized; 6,549,922 and 7,582,806 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	6,549,922	7,582,806

Shareholders’ equity/(deficit)
Common stock, $.001 par value, 100,000,000 shares authorized; 51,439,633 and 48,011,851 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	51,439	48,012
Additional paid in capital	29,569,401	27,264,272
Accumulated deficit	(22,713,294)	(25,463,568)
Accumulated other comprehensive loss	(975,761)	(856,693)
Total shareholders’ equity	5,931,785	992,023
Total liabilities and shareholders’ equity	$14,501,461	$10,574,391

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	2,485,683	1,474,356	$4,780,304	$2,464,894
Cost of sales	612,589	385,007	1,161,589	640,352
Gross profit	1,873,094	1,089,349	3,618,715	1,824,542

Operating expenses
Sales and marketing	40,564	2,798	41,355	3,971
General and administrative	199,449	180,597	327,598	285,215
Consulting expenses	125,667	61,853	277,149	156,858
Salaries and wages	86,105	90,335	172,990	202,579
Loss from joint venture	-	-	-	18,638
Total operating expenses	451,785	335,583	819,092	667,261

Income from operations	1,421,309	753,766	2,799,623	1,157,281

Other income (expense)
Interest income	61,669	55,413	123,245	98,114
Interest expense	(147,432)	(167,605)	(295,494)	(335,661)
Gain on termination of joint venture	-	31,127	-	31,127
Gain on sale of investments	122,900		122,900	-
Total other income (expense)	37,137	(81,065)	(49,349)	(206,420)

Net income	1,458,446	672,701	$2,750,274	$950,861

Foreign currency translation loss	(114,719)	(4,760)	(119,068)	(67,809)

Comprehensive income	1,343,727	667,941	$2,631,206	$883,052

Net income per common share ( basic )	$0.03	$0.02	$0.05	$0.02

Weighted average number of shares outstanding (basic)	51,439,633	44,168,683	50,031,766	44,168,683

Net income per common share ( diluted )	$0.02	$0.02	$0.04	$0.02

Weighted average number of shares outstanding (diluted)	64,871,010	56,60,000	64,091,569	56,600,000

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$2,750,274	$950,861
Adjustments to reconcile net income from continuing operations to net cash used in operating activities
Depreciation and amortization	10,301	9,001
Amortization of deferred charges	76,238	76,238
Deferred License Fees	(250,000)	1,029,625
Loss from joint venture	-	(12,489)
Expenses paid with common stock	192,000
Gain on sale of investments	(122,900)
Change in assets and liabilities:
Accounts receivable	(204,662)	(1,346,801)
Value Added Tax receivable	16,129	715
Other receivables	(78,628)	(28,660)
Accounts payable	59,353	(172,634)
Accrued liabilities and interest payable	210,838	258,000
Net cash provided by (used in) operating activities	2,658,943	763,856
Cash flows from investing activities:
Purchase of property and equipment	-	(1,091)
Purchase of investments	(841,318)	(194,405)
Net cash provided by (used in) investing activities	(841,318)	(195,496)
Cash flows from financing activities:
Receipts from sale of investments	433,754
Receipts on related party receivable	-	79,275
Net cash provided by financing activities	433,754	79,275

Foreign currency exchange effect on cash	(119,068)	(67,809)

Net increase in cash and cash equivalents	2,132,311	579,826

Cash and cash equivalents at beginning of period	4,753,040	3,052,733

Cash and cash equivalents at end of period	$6,885,351	$3,632,559

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-
Income Taxes	$-	$-
Supplemental disclosure of cash flow information:
Shares issued for investments	$1,083,673	$-
Shares issued for redeemable preference shares	$1,032,884	$-

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

The Company is engaged in the development, marketing, sale and distribution of recreational electronic software which is primarily targeted towards the global sales promotion, gaming and lottery markets. The Company’s patent protected technology was originally conceived for the global sales promotion and lottery industries and marketed under the name of Electronic GameCard™. The shape of a pocket GameCard is flexible to clients’ needs but is currently approximately the size of a credit card, operated electronically by touch and incorporating a microchip and LCD screen showing numbers or icons. Additional markets with considerable potential for the Company's reward based games products are Indian Gaming, general gaming outlets like bingo halls and casinos and private and social lotteries. The Companyalso is launching its technology into new market sectors such as Education, Sports/Hobbies and Celebrations. The Company designs its GameCards to play game types, formats and prize structures as required by its customers and has built a software library of generic game formats of popular, widely recognized and understood themes. The current software library stands at 27 unique games.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.

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

Foreign Currency Translation

The Company's functional currency for its foreign subsidiary, Electronic Game Card Ltd., is the British (UK) Pound and the reporting currency is the U.S. Dollar. All elements of financial statements are translated using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. Stockholders’ Equity is translated using the historical rate. For revenues, expenses, gains and losses the weighted average exchange rate for the period is used. Translation gains and losses are included as a separate component of stockholders’ equity as other comprehensive income or loss. Gain and losses resulting from foreign currency transactions are included incomprehensive income or loss from operations.

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

Income (Loss) per Share

Basic income (loss) per share has been computed by dividing the income/(loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the period. As of June 30, 2008, the Company had options and warrants outstanding to purchase up to 7,116,267 shares of common stock.

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

3.            Income Taxes

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of June 30, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $15,709,314 in the United States and $9,003,398 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

For the years ending June 30, 2008 and 2007, income tax expense was $0 and $0.

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

4.            Related Party Transactions

During the three months ended June 30, 2008 and the six months to June 30, 2008 the Company incurred rent expense for the London office of $ 0and $17,797 compared with $20,000 and $40,000 in the same periods in the prior fiscal year.

5.            Fair Value Accounting

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$4,500,564	$-	$-	$4,500,564

	$4,500,564	$-	$-	$4,500,564

Liabilities:
			-
	$-	$-	$-	$-
	-

The Company’s investments are classified within Level 3 of the fair value hierarchy because they are privately held companies with no market activity or quoted prices.

6.            Stock Options / Warrants

The Company has adopted a stock compensation plan entitled the 2007 Equity Compensation Plan. Pursuant to this 2007 Equity Compensation Plan, grants of shares can be made to :

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

The company has a total of 7,116,267 options and warrants outstanding at June 30 2008.

7.            License Agreement

Pursuant to a License Agreement dated April 27, 2007, Scientific Games International (SGI) shall have the exclusive right, for a period of three years (subject to extension as discussed below), to produce, market, sell and distribute the Electronic GameCard ™ in compliance with all applicable laws, to all public lotteries operated by national, state or provincial governmental entities or private entities operating such public lotteries on behalf of such governmental entities (the “Public Lotteries”) in the U.S., Canada, Mexico and Italy. SGI also shall have a non-exclusive license to produce, market, sell and distribute the Electronic GameCard ™ worldwide during the ten year term of the License Agreement and any extensions thereof. For purposes of the License Agreement, the term “Public Lotteries” does not include lotteries conducted by charitable entities or lotteries conducted by other persons, entities or bodies that are not operated on behalf of national, state or provincial governmental entities. SGI agreed to package and label Electronic GameCard ™ as requested by the Company at a reasonable rate of compensation to be mutually agreed by the parties. EGC retained all other rights with respect to the intellectual property which is the subject of the License Agreement. In connection with the sale, marketing, production and distribution of the Electronic GameCard ™, EGC shall provide SGI full access to EGC’s producers, manufacturers and suppliers of all components for and assembly of the Electronic GameCard ™.

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

During the six months ended June 30, 2008, the Company issued 1,022,657 shares of its common stock related to the conversion of Series A preference shares in the amount of $1,032,884.

9.	Common Stock Transactions

On April 25, 2008, the Company issued 440,000 shares of common stock to consultants for development work in the amount of $192,000 to enhance the company’s platform technologies.

During the period ended June 30, 2008, the Company issued 1,965,125 shares of its common stock for the purchase of investments in the amount of $1,083,673.

10.	Gain on Sale of Investments

During the period to June 30, 2008 the company realized a profit of $122,900 on the disposed of two investments which were considered peripheral to our main activities.

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

The Company

Electronic Game Card, Inc. is an emerging international corporation that develops reward based games for the sales promotions, casino and lottery and incentive markets. EGC’s core product is the Electronic GameCard™, a unique and innovative proprietary technology adapted to a platform, with patents pending worldwide and with the technology that can be adapted to other markets. The EGC GameCard was designed by us to be rich in functionality, customizable, portable, and cost efficient. The GameCard platform is currently embedded in a credit card size digital device with an LCD window, touch pad controls and microchip, allowing for many game formats to be programmed to suit a variety of applications in several industry sectors.

EGC’s GameCards are used in the sales promotion market as an incentive or loyalty sales promotion tool to be given away by the brand promoter to the consumer with prizes given as rewards for winning simple fun games designed specially for the brand. The Jack Meyers Media Business Report states that the global media market for 2007 is $752 billion of which sales promotion and consumer incentives are $136 billion. www.jackmyers.com

An opportunity exists for the Company to sell GameCards for re-sale to the public as a gaming device in selected areas of the casino market in which blackjack, poker, bingo or similar games may be played. In other areas of the world, however, re-sale is permitted and EGC expects to start marketing its range of game formats as soon as they are developed during the year. EGC also intends to leverage its gaming, manufacturing and technology IP knowledge to the wider market place anticipated from rapidly expanding areas of digital communications offering reward based games opportunities. To this end the Company has purchased a small shareholding in DG2L, an interactive television set top box (STB) manufacturer and in Prize Mobile, a mobile phone company.

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

The large number of Poker players and viewers form a substantial and dynamic opportunity for the gaming sector, and the profile being generated by marketers is of a vibrant and expanding sector with increased promotional budgets. The Company is currently working on development of specialist GameCards and promotions to extend the interest and impact of Poker to maximize this opportunity.

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

During the term of the License Agreement, SGI has agreed to pay to the Company as a royalty fee (“Royalty Fee”) on a quarterly basis the greater of $.05 per Electronic GameCard™ and five percent (5%) of the gross selling price without deduction of taxes, expenses or promotions, for Electronic GameCard™ sold by SGI or its affiliates. SGI may not assign, sublicense or otherwise transfer the License Agreement to a third party without the prior written consent of EGC.

Indian Gaming Market

The Indian Gaming on Native American Tribal Lands covers parts of 28 States within the United States of America and represents a significant portion of the total gaming industry. The National Indian Gaming Commission (NIGC) report that the market was $25.7 billion dollars in revenue in 2006 with 415 casinos operated by more than 200 tribes across the United States.

The Company has a legal opinion from the NIGC that the EGC GameCard is a Class II device under IGRA (Indian Gaming Regulatory Act). The Class II designation is significant because it exempts the Company from becoming subject to the state license procedures and requirements.

The success of sales promotion in the Gaming sector, and in particular the sale to the Santa Ana Star Casino, New Mexico demonstrates the interest in the Electronic GameCard™ in this sector. Therefore, EGC continues its sales and marketing activity to generate sales around Class II gaming.

Business Strategy

During 2007, the Company expanded its volume production of the Electronic GameCards™. This necessitated the cost effective and secure design of GameCards from the manufacturers, involving quality control practices of an extremely high standard. The Company marketed the Electronic GameCard™ during 2007 in conjunction with Scientific Games International, Inc. through the distribution agreement for North America, Mexico and Italy. Distribution of Electronic GameCards™ to the lottery industry and directly to sales promotion companies and lotteries in Europe excluding Italy. Staff are responsible for either selling the GameCards direct (via Agents) in the case of sale promotion products or in the case of lotteries, through an exclusive distribution license.

We market our products through agents in the US, Europe and the rest of the World. We currently have outlets in New York and London (U.K.). Our management team has relevant experience in their appropriate markets to contract agents and distributors to sell and our products.

Indian Gaming appertains solely to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes in the USA. The Company has received Class II classification for its products from the National Indian Gaming Council (NIGC)National Indian Gaming Association states that in 2006 Tribal Governments gaming revenue was $25.7 billion dollars. www.indiangaming.org/library/indian-gamingfacts/index.shtml

Product Development

The company continues its focus on game development with the emphasis on improvements in game behavior, reliability and flexibility as well as expanding the existing game portfolio with a series of engaging, innovative concepts.

During the last quarter the company directed creative resources on developing game concepts for our new target markets in Children’s Education, Greetings Card and Collectible product

Four new game concepts have been written and will be produced in flash version throughout Q3 increasing our available range of games to thirty one.

Results of Operations

The company has recorded $2,485,683 of revenues this quarter compared with $1,474,365 in the same period in 2007 and $ 4,780,304 and $2,464,894 in the comparable six months period to June 30, 2008. The main revenue growth came from new sales promotion business and growth in poker promotions. Cost of product has reduced a little as volume has increased and Gross Profit was $1873,095 compared with $1,089,349 in 2007 and $3,618,716 and $1,842,542 for the six months. The company purchases its manufactured stock in USD and the relative strength or weakness of the currency can affect the cost of raw material prices.

Sales and Marketing costs were $40,564 compared with $2,798 for the quarter and $41,355 and $3,971 for the year to date. The increase is due to the start of marketing effort on new product .

General and Administration expenses were $ 199,449 June 30, 2008 compared with $180,597 for the same period in 2007 and $327,598 and $285,215 for the comparable six month period, the increase in this expense reflects the increased level of activity in the business.
Consultancy costs were higher at $125,667 compared with $61,853 for the three months to June 30, 2008 and 2007 and for the comparable six month period $277,149,and $156,858. Higher costs were due to development work on new product areas for the Gamecard and will continue while new products are developed.

Salaries and payroll costs were $86,105 compared with $90,335 and $172,990 and $202,579for the comparable three month s and six months to June 30, 2008 and 2007 respectively. Salary costs have been contained for the second year in succession but it is likely that as product moves through development into production and sales that these costs will increase.

Income from operations excluding the interest for the three months to 30th June 2008 improved to $1,421,309 compared with $753,766 and for the six month to June 30 2008 $2,799,623 compared with $1,157,281 in 2007. Higher revenues and lower percentage cost of sales and control of expenses combined to produce this improvement.

Total comprehensive income for the three months to June 30 2008 was $1,343,728 compared with a $667,941 for the same period in 2007 and $2,631,207 compared with $883,052 for the comparable six month periods.

Basic earnings per share were $0.03 in 2008 compared with $0.01 in the same period of 2007.

Liquidity and Financial Resources

The Company had cash and cash equivalents of $6,885,351 at June 30, 2008 compared to $5,706,906 at March 31, 2008 and $3,632,559 a year ago. Operating expenses are approximately $400,000 per quarter. As of June 30, 2008, current assets were $9,784,114 and current liabilities were $1,490,130. Stockholders’ equity at June 30, 2008 was $5,931,785. We had net cash provided by operating activities for the six months ended June 30, 2008 and 2007 of $2,658,943 and $763,854, respectively.

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

We have Series A Redeemable convertible stock which carries a 6% dividend and is redeemable in May 2010. There are currently 6,549,922 shares of Series A outstanding These instruments are not leveraged and are held for purposes other than trading.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d -15-e under the Securities Exchange Act of 1934 as amended). Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer the Company concluded that information is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (or Acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008, the end of the period. Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, each of them has determined that our disclosure controls and procedures are effective.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 25, 2008 the company filed a Proxy statement giving notice of an Annual General Meeting of stockholders to be held on September 2, 2008 at 10.00am at Grannus Investors Advisors, Inc 1120 Avenue of the Americas Suite 4000, New York NY 10036.

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

ELECTRONIC GAME CARD

Date : August 7 2008	By:	/s/ Lee Cole
Lee Cole
Acting President and Acting Chief Executive Officer

Date : August 7 2008	By:	/s/ Linden Boyne
Linden Boyne
Secretary / Treasurer (Principal Financial Officer)