Form 10-Q/A
period 2008-03-31
ELECTRONIC GAME CARD INC
filed 2008-11-17
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25853

ELECTRONIC GAME CARD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 318 N Carson St, Suite 208 Carson City, NV 89701 (Address of Principal Executive Offices)	87-0570975 (I.R.S. Employer Identification No.) 10019 (Zip Code)

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

ELECTRONIC GAME CARD, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC GAME CARD, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and marketable securities	$5,706,906	$4,753,040
Accounts receivable	2,623,016	2,323,543
Deposit on inventory	70,071	70,071
Other receivables	91,990	92,100
VAT receivable	24,893	31,531
Deferred charges	152,476	190,595
Total current assets	8,669,352	7,460,880
Net property, plant and equipment	34,727	44,050
Intangible assets, net	183,034	183,034
Investments, at cost	3,496,179	2,886,427
Total assets	$12,383,292	$10,574,391
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$625,695	$659,891
Accrued liabilities	661,256	560,046
Total current liabilities	1,286,951	1,219,937
Deferred license fees	654,625	779,625
Total liabilities	1,941,576	1,999,562

Series A 6% convertible redeemable preferred stock, $.001 par value, 10,000,000 shares authorized; 6,549,922 and 7,582,806 shares issued and outstanding at of March 31, 2008 and December 31, 2007, respectively	6,549,922	7,582,806

Shareholders’ equity/(deficit)
Common stock, $.001 par value, 100,000,000 shares authorized; 44,168,683 and 50,031,766 shares issued and outstanding at December 31, 2007 and March 31, 2008 , respectively	50,030	48,012
Capital in excess of par value	28,874,546	27,264,272
Accumulated deficit	(24,171,740)	(25,463,568)
Accumulated other comprehensive loss	(861,042)	(856,693)
Total shareholders’ equity	3,891,794	992,023
Total liabilities and shareholders’ equity	$12,383,292	$10,574,391

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