Form 10-Q/A
period 2008-06-30
ELECTRONIC GAME CARD INC
filed 2008-11-17
CIK 1083036

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

ELECTRONIC GAME CARD, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC GAME CARD, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and marketable securities	$6,885,351	$4,753,040
Accounts receivable	2,528,205	2,323,543
Deposit on inventory	70,071	70,071
Other receivables	170,728	92,100
VAT receivable	15,402	31,531
Deferred charges	114,357	190,595
Total current assets	9,784,114	7,460,880
Net property, plant and equipment	33,749	44,050
Intangible assets, net	183,034	183,034
Investments, at cost	4,500,564	2,886,427
Total assets	$14,501,461	$10,574,391
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$719,245	$659,891
Accrued liabilities	770,884	560,046
Total current liabilities	1,490,129	1,219,937
Deferred license fees	529,625	779,625
Total liabilities	2,019,754	1,999,562

Series A 6% convertible redeemable preferred stock, $.001 par value, 10,000,000 shares authorized; 6,549,922 and 7,582,806 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	6,549,922	7,582,806

Shareholders’ equity/(deficit)
Common stock, $.001 par value, 100,000,000 shares authorized; 51,439,633 and 48,011,851 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	51,439	48,012
Additional paid in capital	29,569,401	27,264,272
Accumulated deficit	(22,713,294)	(25,463,568)
Accumulated other comprehensive loss	(975,761)	(856,693)
Total shareholders’ equity	5,931,785	992,023
Total liabilities and shareholders’ equity	$14,501,461	$10,574,391

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