Form 10-Q
period 2008-09-30
ELECTRONIC GAME CARD INC
filed 2008-11-17
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25853

ELECTRONIC GAME CARD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 19th Floor, 5th Avenue, New York, NY (Address of Principal Executive Offices)	87-0570975 (I.R.S. Employer Identification No.) 10019 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $0.001 par value	54,955,975

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

ELECTRONIC GAME CARD, INC.
TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

	ITEM 1 - Financial Statements

	Consolidated Balance Sheets as of September 30, 2008 (Unaudited), and December 31, 2007	4

	Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Three Months, and Nine months Ended September 30, 2008 and 2007 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Fiscal Nine Months Ended September 30, 2008 (Unaudited) and December 31, 2007	6

	Notes to Unaudited Consolidated Financial Statements	7

	ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	19

	ITEM 4 - Controls and Procedures	19

PART II.	OTHER INFORMATION

	ITEM 1 - Legal Proceedings	20

	ITEM 2 - Changes in Securities	20

	ITEM 3 - Defaults Upon Senior Securities	20

	ITEM 4 - Submission of Matters to a Vote of Security Holders	20

	ITEM 5 - Other Information	20

	ITEM 6 - Exhibits	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC GAME CARD, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and Marketable Securities	$8,1354,163	$4,753,040
Accounts receivable	2,693,709	2,323,543
Inventory	70,071	70,071
Other receivables	169,078	92,100
VAT receivable	30,657	31,531
Deferred charges	76,238	190,595
Total current assets	11,173,916	7,460,880
Net property, plant and equipment	27,913	44,050
Intangible assets	269,377	183,034
Investments, at cost	4,926,564	2,886,427
Total assets	$16,397,770	$10,574,391

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$636,457	$659,891
Accrued liabilities	880,494	560,046
Total current liabilities	1,516,951	1,219,937
Deferred license fees	404,625	779,625
Total liabilities	1,921,576	1,999,562

Series A 6% convertible redeemable preferred stock, $.001 par value, 10,000,000 shares authorized; 6,549,922 and 7,582,806 shares issued and outstanding at of September 30, 2008 and December 31, 2007, respectively	6,549,922	7,582,806

Shareholders’ equity/(deficit)
Common stock, $.001 par value, 100,000,000 shares authorized; 53,205,975 and 48,011,851 and shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively	53,206	48,012
Capital in excess of par value	29,876,745	27,264,272
Accumulated deficit	(20,998,971)	(25,463,568)
Accumulated other comprehensive loss	(1,004,708)	(856,693)
Total shareholders’ equity	7,926,272	992,023
Total liabilities and shareholders’ equity	$16,397,770	$10,574,391

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	3,043,566	1,785,330	$7,823,870	$4,250,224
Cost of sales	744,000	490,499	1,905,589	1,130,852
Gross profit	2,299,566	1,294,831	5,918,281	3,119,372

Operating expenses
Sales and marketing	13,600	1,232	54,954	5,204
General and administrative	123,639	146,326	451,237	431,541
Consulting expenses	282,865	125,727	560,014	282,585
Salaries and wages	104,407	109,556	277,397	312,135
Loss from joint venture	-	-	-	18,636
Total operating expense	524,511	382,841	1,343,602	1,050,101

Income from operations	1,775,055	911,990	4,574,679	2,069,271

Other income (expense)
Interest income	87,014	49,554	210,059	147,669
Interest expense	(147,747)	(153,205)	(443,241)	(488,866)
Gain on termination of joint venture	-	-	-	31,127
Gain on sale of investments	-	-	122,900	-
Total other income (expense)	(60,733)	(103,651)	(110,282)	(310,070)

Net income	1,714,322	808,339	$4,464,597	$1,759,201

Foreign currency translation (loss) gain	(28,947)	9,289	(148,015)	(58,520)

Comprehensive income	1,685,375	817,628	$4,316,582	$1,700,681

Net income per common share ( basic )	$0.03	$0.02	$0.08	$0.04

Weighted average number of shares outstanding (basic)	52,041,416	44,168,683	51,604,503	44,168,683

Net income per common share ( diluted )	$0.02	$0.02	$0.07	$0.04

Weighted average number of shares outstanding (diluted)	65,707,416	44,168,683	64,674,490	44,168,683

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$4,464,597	$1,759,201
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Depreciation	16,137	23,538
Amortization of deferred charges	114,357	114,357
Deferred license fees	(375,000)	-
Expenses paid with common stock	192,000	-
Gain on sale of investments	(122,900)	-
Gain on termination of joint venture	-	(31,127)
Loss from joint venture	-	18,638

Change in operating assets and liabilities:
(Increase) accounts receivable	(1,770,166)	(2,421,579)
(Increase)Value Added Tax receivable	874	(19,708)
(Increase) inventory	-	(29,370)
(Increase) other receivables	(76,978)	-
(Decrease) accounts payable	(23,434)	77,290
Increase in accrued liabilities and interest	320,447	372,000
Increase in deferred license fees	-	904,625
Net cash provided by operating activities	2,739,934	767,865

Cash flows used in investing activities:
Purchase of property and equipment	-	(5,132)
Purchase of investments	(958,207)	(362,284)
Purchase of intangible assets	(86,343)	-
Proceeds from sale of investments	433,754	-
Net cash used in investing activities	(610,796)	(367,416)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	-	-
Receipts from related party	-	79,275
Net cash provided by financing activities	-	79,275

Foreign currency exchange effect on cash	(148,015)	(58,520)

Net increase in cash and cash equivalents	1,981,123	421,204

Cash and cash equivalents at beginning of period	4,753,040	3,052,733

Cash and cash equivalents at end of period	$6,734,163	$3,473,937

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of cash flow information:
Shares issued for investments	$1,083,673	$-
Shares issued for redeemable preference shares	$1,032,884	$-

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

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

The Company is engaged in the development, marketing, sale and distribution of recreational electronic software which is primarily targeted towards the global sales promotion, gaming and lottery markets. The Company’s patent protected technology was originally conceived for the global sales promotion and lottery industries and marketed under the name of EGC Electronic GameCard™. The shape of pocket Electronic GameCards is flexible to clients’ needs but is currently approximately the size of a credit card, operated electronically by touch and incorporating a microchip and LCD screen showing numbers or icons. Additional markets with considerable potential for the Company's reward based games products are Indian Gaming, general gaming outlets like bingo halls and casinos and private and social lotteries. The gaming outlets (customers) who purchase our products are liable for payment to the “winners” from their own sales proceeds. The Company also is launching its technology into new market sectors such as Education, Sports/Hobbies and Celebrations. The Company designs its Electronic GameCards to play game types, formats and prize structures as required by its customers and has built a software library of generic game formats of popular, widely recognized and understood themes. The current software library stands at 27 unique games.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Electronic Game Card, Inc. for the year ended December 31, 2007 as amended.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB as amended.

Principles of Consolidation

The consolidated financial statements include the accounts of the following companies:

•	Electronic Game Card, Inc. (Nevada Corporation)
•	Electronic Game Card (UK)Ltd. (English Corporation)
•	Electronic Game Card Marketing US, Inc (A Delaware Corporation)
•	Educational Game Card

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

For the nine months ended September 30, 2008, the Company transacted its business with three customers which accounted for 60% of total revenues.   Total revenues from these distributors and their customers were $4,695,696 for the nine months ended September 30, 2008.  Total accounts receivable from the related distributors and their customers at September 30, 2008 were $775,000.

The Company maintains some of its cash in U.S and U.K. bank deposit accounts which, at times, exceed insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant cash concentration credit risk.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at September 30, 2008 and December 31, 2007, respectively.

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

Revenue recognition

Revenue is recognized from sales of product when persuasive evidence of an arrangement exits. This normally takes the form of a signed order confirmation from the customer which generates a work order from the company to our supplier. When the supplier has confirmed delivery and invoiced the company we invoice the customer and recognize the sale. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures. The company carries out credit worthiness checks on customers and asks for a deposit on new customer orders prior to placing work orders. In addition, under the license agreement with SGI (see note 7) the company is entitled to a minimum annual commission of $500,000 per year and one quarter of this minimum fee is recognized as revenue in each quarter.

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

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase or acquisition and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short-term or long-term on the Balance Sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

The Company’s marketable securities are classified as available-for-sale as of September 30, 2008.

Income (Loss) per Share

Basic income (loss) per share has been computed by dividing the income/(loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the period. As of September 30, 2008, the Company had options and warrants outstanding to purchase up to 5,349,633 shares of common stock.

Stock Compensation for Non-Employees

The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123(R). The fair value of each grant is equal to the market price of the Company’s stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

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

In December 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact on our financial statements, if any

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company adopted the provisions of this statement on January 1, 2008.

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

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of September 30, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $13,810,558 in the United States and $7,044,540 in the United Kingdom that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

For the years ending December 31, 2007 and 2006, income tax expense was $0 and $0.

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

4.	Related Party Transactions

During the three months ended September 30, 2008 and the nine months ended September 30, 2008 the Company incurred rent expense for the London office of $ 0and $0 compared with $20,000 and $40,000 in the same periods in the prior year.

5.	Fair Value Accounting

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$6,326,564	$1,400,000	$—	$4,926,564

	$6,326,564	$1,400,000	$—	$4,926,564

Liabilities:
	$—	$—	$—	—
	—	—	—	$—

The Company’s marketable securities are classified within Level 1 since they are from quoted prices in active markets.

The Company’s investments (at cost) are classified within Level 3 of the fair value hierarchy because they are privately held companies with no market activity or quoted prices.

6.	Stock Options / Warrants

In accordance with the fair value recognition provisions of SFAS 123(R), we estimate the stock-based compensation cost at the grant date based on the fair value of the award and recognize it as an expense on a graded vesting schedule over the requisite service period of the award.

The Company has adopted a stock compensation plan entitled the 2007 Equity Compensation Plan. Pursuant to this 2007 Equity Compensation Plan, grants of shares can be made to:

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

The company has a total of 5,349,633 options and warrants outstanding at September 30 2008.

7.	License Agreement

Pursuant to a License Agreement dated April 27, 2007, Scientific Games International (SGI) shall have the exclusive right, for a period of three years (subject to extension as discussed below), to produce, market, sell and distribute the EGC Electronic GameCard ™ in compliance with all applicable laws, to all public lotteries operated by national, state or provincial governmental entities or private entities operating such public lotteries on behalf of such governmental entities (the “Public Lotteries”) in the U.S., Canada, Mexico and Italy. SGI also shall have a non-exclusive license to produce, market, sell and distribute the EGC Electronic GameCard ™ worldwide during the ten year term of the License Agreement and any extensions thereof. For purposes of the License Agreement, the term “Public Lotteries” does not include lotteries conducted by charitable entities or lotteries conducted by other persons, entities or bodies that are not operated on behalf of national, state or provincial governmental entities. SGI agreed to package and label EGC Electronic GameCard ™ as requested by the Company at a reasonable rate of compensation to be mutually agreed by the parties. EGC retained all other rights with respect to the intellectual property which is the subject of the License Agreement. In connection with the sale, marketing, production and distribution of the EGC Electronic GameCard ™, EGC shall provide SGI full access to EGC’s producers, manufacturers and suppliers of all components for and assembly of the EGC Electronic GameCard ™.

SGI may extend its exclusive rights with respect to “Public Lotteries” in the U.S., Canada, Mexico and Italy during the term of the License Agreement on a yearly basis beyond the first three years of the License Agreement. To affect such an extension of exclusivity, SGI must pay to EGC in cash, the sum of at least $500,000 in license fees for the year preceding the extension.

During the term of the License Agreement, SGI have agreed to pay to the Company as a royalty fee (“Royalty Fee”) on a quarterly basis the greater of $.05 per EGC Electronic GameCard ™ and five percent (5%) of the gross selling price without deduction of taxes, expenses or promotions, for EGC Electronic GameCard ™ sold by SGI or its affiliates. SGI may not assign, sublicense or otherwise transfer the License Agreement to a third party without the prior written consent of EGC.

8.	Series A Preferred Convertible Redeemable Stock

On March 24, and April 6th, 2005 the Company sold a total of $8,666,000 Convertible Promissory Notes to accredited investors in a private placement of securities. This note was payable upon written demand which may be made on or after March 31, 2007, and was converted into Series A Preferred Convertible Redeemable Stock (“Series A”) at the Company’s election on November 29, 2006. Each share of Series A is convertible into one share of Common Stock at no cost by stockholder and is redeemable by the Company not later than March 15, 2010. Series A pays interest at 6% per annum. Dividends payable are included within accrued liabilities on the Company’s balance sheet. Also, the Registrant issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A stock. The Warrants shall be exercisable to acquire shares of Series A upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A. The Warrants shall be exercisable at $0.50 per share of Series A, subject to adjustment, and shall be exercisable for a period of 5 years. In addition, at the option of the holder, each Warrant is also immediately exercisable directly to acquire, instead of shares of Series A, shares of Common Stock on an as-converted-from-Series-A basis. Unexercised Warrants shall expire earlier upon notice by the Company to the holders of the Warrants following any consecutive 30-day trading period during which the Common Stock trades on its principal market at a price at or above three (3) times the then applicable exercise price with average daily volume of at least 100,000 shares (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events). Currently there are 6,549,922 Series A shares outstanding there were no conversions in the period presented. During the nine months ended September 30 2008 1,022,657 shares of Series A stock have been converted to common stock.

9.	Common Stock Transactions

During the nine months ended September 30, 2008 the company issued 400,000 shares of common stock to consultants for development work to enhance the companies platform technologies.
During the three months ended, 1,766,342 shares were issued for the exercise of options.

10.	Available-for-Sale Securities

Available-for-sale securities consist of the following:

	September 30, 2008
	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income
Current:
Common Stock	$1,400,000	5,000	-
Total current securities	1,400,000	5,000	-
Total available-for-sale securities	$1,400,000	5,000	-

Net unrealized holding losses on available-for-sale securities in the amount of approximately $5,000 for the period ended September 30, 2008 have been included in accumulated other comprehensive income.

11.	Investments

 At September 30, 2008, the Company had investments in the following various entities:

Prize Mobile Ltd.	$1,860,235
XOGO Ltd.	1,314,736
Pharma Digital Solutions Ltd.	1,001,593
Avatar Gateways	500,000
DG2L Technologies	250,000

Total cost	$4,926,564

The Company currently holds less than 10% of each of the respective privately-held entities which approximates the Company’s pro rata share of their underlying value. It is not practicable to estimate the fair value of the Company’s investment in the common stock of these entities because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. However, management believes that the carrying amount (on the cost method) of $4,926,563 was not impaired as of September 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

General

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a supplier of innovative games to the promotional, gaming and lottery markets worldwide. The Company’s lead product is the EGC, Electronic GameCard ™ a unique credit card-sized pocket game combining interactive capability with "instant win" excitement.

The Company

Electronic Game Card, Inc. is an emerging international corporation developing reward based games for the sales promotions, casino and lottery and incentive markets. EGC’s core product is the EGC Electronic GameCard™, a unique and innovative proprietary technology adapted to a platform, with patents pending worldwide and with the technology that can be adapted to other markets. The EGC Electronic GameCard™ was designed by us to be rich in functionality, customizable, portable, and cost efficient. The EGC Electronic GameCard platform is currently embedded in a credit card size digital device with an LCD window, touch pad controls and microchip, allowing for many game formats to be programmed to suit a variety of applications in several industry sectors.

EGC’s GameCards are used in the sales promotion market as an incentive or loyalty sales promotion tool to be given away by the brand promoter to the consumer with prizes given as rewards for winning simple fun games designed specially for the brand. The Jack Meyers Media Business Report states that the global media market for 2007 is $752 billion of which sales promotion and consumer incentives are $136 billion. www.jackmyers.com

An opportunity exists for the Company to sell EGC Electronic GameCards for re-sale to the public as a gaming device in selected areas of the casino market in which blackjack, poker, bingo or similar games may be played. In other areas of the world, however, re-sale is permitted and EGC expects to start marketing its range of game formats as soon as they are developed during the year. EGC also intends to leverage its gaming, manufacturing and technology IP knowledge to the wider market place anticipated from rapidly expanding areas of digital communications offering reward based games opportunities. To this end the company has purchased a small shareholding in DG2L, an interactive television set top box (STB) manufacturer and in February 2005 set up a division to investigate opportunities in mobile phones and the Prize Mobile investment in this area has now applied for a public listing on the Plus exchange in London.

Sales Promotion Market

The sales promotion prize and competition market is one in which the promoter (usually a well known brand) must not be seen to obtain money for entry, and where no purchase of the brand's goods is necessary in order not to fall under the laws by which lotteries are regulated, Our EGC Electronic GameCards can be applied to a broad range of potential promotional opportunities although introducing a new product into the sales and promotion marketing arena, despite its demand for novelty products and innovative ideas, takes time and adaptability to market needs.

Within the sales promotion market, the Poker sector has developed into a distinct and vibrant opportunity. In Europe, Australasia and South Africa playing and watching Poker at tournaments and, on-line or on television has moved from a specialist area to mainstream entertainment and gaming in the last 12 months.

The large number of Poker players and viewers form a substantial and dynamic opportunity for the gaming sector, and the profile being generated by marketers is of a vibrant and expanding sector with increased promotional budgets. The Company is currently working on development of specialist EGC Electronic GameCards and promotions to extend the interest and impact of Poker to maximize this opportunity.

Lottery Market

Lottery operators currently make use of paper scratch cards to give players an "instant" win or lose reward experience. Over the last several years, scratch cards have become increasingly large and complex to accommodate consumer demand for multiple plays and multiple chances to win. The EGC Electronic GameCard™ offers the potential to simplify the scratch card while giving the opportunity to raise the selling price to consumers and increase sales. Our product has been seen by some leaders in the lottery industry as potentially providing the next contemporary digital evolution of the scratch card, offering multiple plays and multiple chances to win in an entertaining and secure manner while using existing methods of distribution as with scratch cards.

On April 27, 2007 (the “Effective Date”), Electronic Game Card, Inc. (the "Company" or “EGC”) entered into a license agreement (the “License Agreement”) with Scientific Games International, Inc. ("SGI"). The parties agreed to terminate their joint venture agreement dated October 12, 2004 (the “Joint Venture Agreement”), settling outstanding amounts due to each party and owed by each party to the joint venture or to each other. Pursuant to the License Agreement, SGI have the exclusive right, for a period of three years (subject to extension as discussed below), to produce, market, sell and distribute the EGC Electronic GameCard™ in compliance with all applicable laws, to all public lotteries operated by national, state or provincial governmental entities or private entities operating such public lotteries on behalf of such governmental entities (the “Public Lotteries”) in the U.S., Canada, Mexico and Italy. SGI also have a non-exclusive license to produce, market, sell and distribute the EGC Electronic GameCard™ worldwide during the term of the License Agreement and any extensions thereof. For purposes of the License Agreement, the term “Public Lotteries” does not include lotteries conducted by charitable entities or lotteries conducted by other persons, entities or bodies that are not operated on behalf of national, state or provincial governmental entities. SGI agreed to package and label EGC Electronic GameCard™ as requested by the Company at a reasonable rate of compensation to be mutually agreed by the parties. The Company retained all other rights with respect to the intellectual property which is the subject of the License Agreement. SGI may extend its exclusive rights with respect to “Public Lotteries” in the U.S., Canada, Mexico and Italy during the term of the License Agreement on a yearly basis beyond the first three years of the License Agreement. To effect such an extension of exclusivity, SGI must pay to EGC in cash, the sum of at least $500,000 in license fees for the year preceding the extension.

During the term of the License Agreement, SGI has agreed to pay to the Company as a royalty fee (“Royalty Fee”) on a quarterly basis the greater of $.05 per EGC Electronic GameCard™ and five percent (5%) of the gross selling price without deduction of taxes, expenses or promotions, for EGC Electronic GameCard™ sold by SGI or its affiliates. SGI may not assign, sublicense or otherwise transfer the License Agreement to a third party without the prior written consent of EGC.

Indian Gaming Market

The Indian Gaming on Native American Tribal Lands covers parts of 28 States within the United States of America and represents a significant portion of the total gaming industry. The National Indian Gaming Commission (NIGC) report that the market was $25.7 billion dollars in revenue in 2006 with 415 casinos operated by more than 200 tribes across the United States.

The Company has a legal opinion from the NIGC that the EGC Electronic GameCard™ is a Class II device under IGRA (Indian Gaming Regulatory Act). The Class II designation is significant because it exempts the Company from becoming subject to the state license procedures and requirements.

The success of sales promotion in the Gaming sector, and in particular the sale to the Santa Ana Star Casino, New Mexico demonstrates the interest in the EGC Electronic GameCard™ in this sector. Therefore, EGC continues its sales and marketing activity to generate sales around Class II gaming.

Sovereign Game Card LLC

On September 16, 2008 the company announced that it had signed a five-year license agreement containing established yearly minimum royalty payments with Arizona based Sovereign Game Cards, LLC (“Sovereign”) for distribution of the EGC Electronic GameCard™ into Native American Indian-owned casinos within the United States and Canada.  Tom L. Darwin, founder and managing principal of Sovereign, with his affiliates and distributors have a 20-year history of service to the Native American Indian community, and has financed numerous projects, including Native American casinos.  Mr. Darwin recently established Sovereign specifically to introduce, sell and distribute the EGC Electronic GameCard™ into Native American Indian territories.

Business Strategy

During 2007, the Company expanded its volume production of the EGC Electronic GameCards™. This necessitated the cost effective and secure design of EGC Electronic GameCards from the manufacturers, involving quality control practices of an extremely high standard. The Company marketed the EGC Electronic GameCard™ during 2007 in conjunction with Scientific Games International, Inc. through the distribution agreement for North America, Mexico and Italy. Staff are responsible for either selling the EGC Electronic GameCards direct (via Agents) in the case of sale promotion products or in the case of lotteries, through an exclusive distribution license.

We market our products through agents in the US, Europe and the rest of the World. We currently have outlets in New York and London (U.K.). Our management team has relevant experience in their appropriate markets to contract agents and distributors to sell and our products.

Indian Gaming appertains solely to the sale of EGC Electronic GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes in the USA. The Company has received Class II classification for its products from the National Indian Gaming Council (NIGC)National Indian Gaming Association states that in 2006 Tribal Governments gaming revenue was $25.7 billion dollars. www.indiangaming.org/library/indian-gamingfacts/index.shtml

Product Development

The company continues its focus on game development with the emphasis on improvements in game behavior, reliability and flexibility as well as expanding the existing game portfolio with a series of engaging, innovative concepts.

During the last quarter the company directed creative resources on developing game concepts for our new target markets in Children’s Education, Greetings Card and Collectible product

New game concepts have now been produced as flash versions and will be tested for integrity, accuracy and suitability in Q4.

Q4 will see further resource directed at product enhancement as we look to maximize the potential of the gamecard through the implementation of even more sophisticated components, such as HTN & STN LCD screens into the game platform. This will allow for even greater flexibility in terms of performance and behavior in new areas such as screen animation.

Results of Operations

The company has recorded $3,043,566 of revenues this quarter compared with $1,785,330 in the same period in 2007 and $ 7,283,870 and $4,250,224 in the comparable nine months period to September 30, 2008.This represents revenue growth of 70% and 84% respectively coming from additional orders from existing customers and also new customers in sales promotion, poker and charity lotteries as the company has widened its range of games to attract new customers. Gross margins were maintained at 76% of revenue compared with 73% in the comparable period. The company purchases its manufactured stock in USD and the relative strength or weakness of the currency can affect the cost of raw material prices however the company has been able to hold the price of raw materials and chips at previous levels by negotiating improved terms on higher volumes.

Sales and Marketing costs were $13,600 compared with $1,232 for the comparable quarter and $54,954 and $5,204 for the comparable nine months. There has been a slight reduction in activity during this quarter following an intensive marketing effort on new products in the first half year.

General and Administration expenses were $ 123,639 September 30, 2008 compared with $146,326 for the same period in 2007 and $451,237 and $431,541 for the comparable nine month period. The reduction in this expense during the quarter follows the disposal of non core activities referred to in the June 10Q report.

Consultancy costs were higher at $282,865 compared with $125,727 for the three months to September 30, 2008 and 2007 and for the comparable nine month period $560,014,and $282,585. Higher costs were due to continuation of development work on new product areas for the EGC Electronic Gamecard and as reported in the June filing these will continue at similar levels while new products are developed.

Salaries and payroll costs were $104,407compared with $109,556 and $277,397 and $312,135 for the comparable three months and nine months to September 30, 2008 and 2007 respectively. Salary costs have reduced slightly in the September quarter as a result of disposals referred to above. We consider that as product moves through development into production and sales that payroll costs will increase.

Income from operations excluding the interest for the three months to 30th September 2008 improved to $1,775,055 compared with $911,990 and for the nine month to September 30 2008 $4,574,679 compared with $2,069,271 in 2007. Higher revenues and continued control of expenses combined to produce a cash increase of $1,981,123 for the nine months to September 2008.

Total comprehensive income for the three months to September 30 2008 was $1,685,375 compared with $817,628 for the same period in 2007 and $4,316,582 compared with $1,700,681 for the comparable nine month periods.

Basic earnings per share for the quarter were were $0.03 compared with $0.02 in the same period of 2007 and $0.08 compared with $0.04 for the nine months. Fully diluted earnings were $0.02 and $0.07 for the quarter and year to date respectively.

Liquidity and Financial Resources

The Company had cash and cash equivalents of $6,734,163 at September 30, 2008 compared with S6,885,351 at June 30, 2008 and $3,473,937 a year ago. Operating expenses are approximately $400,000 per quarter. As of September 30, 2008, current assets were $11,173,916 and current liabilities were $1,516,951. Stockholders’ equity at September 30, 2008 was $7,926,272. We had net cash provided by (used in) operating activities for the three months ended September 30, 2008 and 2007 of $4,139,934and $767,865, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d -15-e under the Securities Exchange Act of 1934 as amended). Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer the Company concluded that information is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (or Acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008, the end of the period. Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, each of them has determined that our disclosure controls and procedures are effective.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 2, 2008 The Company announced the appointment of Paul Farrell as a Director.

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

ELECTRONIC GAME CARD

Date: November 14, 2008	By:	/s/ Lee Cole
Lee Cole
Acting President and Acting Chief Executive Officer

Date: November 14, 2008	By:	/s/ Linden Boyne
Linden Boyne
Secretary / Treasurer (Principal Financial Officer)