Form 10-Q/A
period 2008-09-30
ELECTRONIC GAME CARD INC
filed 2008-11-17
CIK 1083036

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC GAME CARD, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and marketable securities	$8,135,163	$4,753,040
Accounts receivable	2,693,709	2,323,543
Inventory	70,071	70,071
Other receivables	169,078	92,100
VAT receivable	30,657	31,531
Deferred charges	76,238	190,595
Total current assets	11,173,916	7,460,880
Net property, plant and equipment	27,913	44,050
Intangible assets	269,377	183,034
Investments, at cost	4,926,564	2,886,427
Total assets	$16,397,770	$10,574,391

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$636,457	$659,891
Accrued liabilities	880,494	560,046
Total current liabilities	1,516,951	1,219,937
Deferred license fees	404,625	779,625
Total liabilities	1,921,576	1,999,562

Series A 6% convertible redeemable preferred stock, $.001 par value, 10,000,000 shares authorized; 6,549,922 and 7,582,806 shares issued and outstanding at of September 30, 2008 and December 31, 2007, respectively	6,549,922	7,582,806

Shareholders’ equity/(deficit)
Common stock, $.001 par value, 100,000,000 shares authorized; 53,205,975 and 48,011,851 and shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively	53,206	48,012
Capital in excess of par value	29,876,745	27,264,272
Accumulated deficit	(20,998,971)	(25,463,568)
Accumulated other comprehensive loss	(1,004,708)	(856,693)
Total shareholders’ equity	7,926,272	992,023
Total liabilities and shareholders’ equity	$16,397,770	$10,574,391

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

For the nine months ended September 30, 2008, the Company transacted its business with five distributors who's customers accounted for 60% of total revenues.   Total revenues from these distributors and their customers were $4,695,696 for the nine months ended September 30, 2008.  Total accounts receivable from the related distributors and their customers at September 30, 2008 were $775,000.

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

11.	Investments

 At September 30, 2008, the Company had investments in the following various entities:

Prize Mobile Ltd.	$1,860,235
XOGO Ltd.	1,314,736
Plus Digital Solutions Ltd.	1,001,593
Avatar Gateways	500,000
DG2L Technologies	250,000

Total cost	$4,926,564

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