Form 10-K
period 2008-12-31
ELECTRONIC GAME CARD INC
filed 2009-03-24
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25853

ELECTRONIC GAME CARD, INC
(Name of small registrant in its charter)

NEVADA	87-0570975
(State of Incorporation)	(I.R.S. Employer Identification No.)

318 N Carson Street, Suite 208
Carson City NV 89701
(1-888-341-3421)
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of March 12, 2009, was $19,712,314.  The aggregate estimated market value was determined by multiplying the approximate number of shares of voting stock 52,566,170 held by non-affiliates by the closing price of such stock $0.375, as of March 12, 2009, as quoted on the OTCBB by the National Association of Securities Dealers (the "NASD").

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 57,109,428 at March 16, 2009.

FORWARD LOOKING STATEMENTS

Some of the statements in this report constitute forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause our industry's results, levels of activity, performance or achievements to be significantly different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by the use of the words "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements.  We do not assume responsibility for the accuracy and completeness of the forward-looking statements.  We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annually, quarterly and special reports, proxy statements and other information with the SEC.  You may read and copy any of our materials on file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  Our filings are available to the public over the Internet at the SEC's website at http:\\www.sec.gov.  Please call the SEC at 1-800-732-0330 for further information on the Public Reference Room.  We also provide copies of our Forms 8-K, 10-K 10-Q, Proxy Statement and Annual Report at no charge to investors upon request .

PART I

ITEM 1.	BUSINESS

DESCRIPTION OF THE BUSINESS

Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a designer and manufacturer of an innovative "instant" win, extended play gaming device using patent protected technology. It was originally conceived for the global sales promotion and lottery industries and marketed under the name of EGC Electronic GameCard™ referred to as “GameCard”.  The shape of a pocket GameCard is flexible to clients’ needs but is currently approximately the size of a credit card, operated electronically by touch and incorporating a microchip and LCD screen showing numbers or icons.  Additional markets with considerable potential for the Company's reward based games products are Indian Gaming, general gaming outlets like bingo halls and casinos and private and social lotteries.  The Company now refers to and is structured around three key markets Promotions, Gaming and Education.  We design our GameCards to play game types, formats and prize structures as required by our customers and are building a software library of generic game formats of popular, widely recognized and understood themes.

The GameCard is a product and game technology platform that has been designed to be versatile and flexible in functionality, design, brand customizable, portable, and cost efficient in its potential markets. A GameCard also include a random number generator and state of the art security features protecting both the consumer and the promoter for the game focused products, especially those for lotteries, gaming and sales promotions.  On February 20, 2008, we announced that the Security features of the GameCard had recently been tested and verified by Gaming Laboratories International, Inc as being very high. The product is the only Electronic GameCard tested and verified by them.  The standard GameCard weighs less than one half an ounce and is 3mm thick. In order to increase sales in the gaming area of Native American Gaming the Company received the permission from the National Indian Gaming Council under Class II usage on June 24, 2005 to market the GameCard as both a promotional and revenue product.

The Company has applied for patent protection for the GameCard in the United States and internationally and have to date obtained authorization from the US patent office which allows preventative legal action to be taken against any potential imitators.  The international searches associated with the process of examining the Company’s patent applications continue and these searches, when complete, allow us to enter the next phase of the process for being granted a patent by the examiners in various jurisdictions.  There is no fixed time period for the completion of the searches and the patent claims since territories are not similar and the completion of a patent search in one territory is not an indicator of the outcome of other patent searches in another territory.  The company continues to work closely with our patent attorneys to ensure that we are applying the maximum resources to be granted the widest possible patent protection in all applicable jurisdictions as soon as possible.  In 2008 the Company was successfully awarded two patents covering the European Economic Community and Japan. While this process continues the Company’s patent attorneys are instructed to identify and prosecute any patent application that could infringe the claims the Company has applied for in its patent applications for the GameCard.

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

Government Regulations

The Company operates within the sales promotions, Federal and State lottery and gaming sectors and Native Indian markets which are regulated by various statutes.  Within all the Company’s international markets and trading areas there are also various regulatory details and statutes enforced on operators and promoters by national, state, county and local authorities. The Company sells complete lottery EGC Electronic GameCards™ wholesale to approved agencies and other licensed lottery promoters, providers, and retailers. The promoters, providers, and retailers for the distribution and sale of lottery products to the public are highly regulated. The Company also permits licencees in the sales promotion sector to manufacture, distribute and sell its products in strictly defined market sectors and geographic regions.  However these licensee must meet the production, security (GLI) and reliability criteria and standards as contracted by the company, provide independent quality assurance and allow for random test by EGC to protect the quality standards which the Company has invested resources and revenue to achieve.

EGC Electronic GameCard™ production and manufacture is required to comply with the various regulations and statutes and within these limitations can then be adapted to meet specific customer applications and designs.  While it is necessary for the Company to be aware of and consider these statutes and regulations, the technical standards and other legal requirements are provided to the Company by its customers. The Company itself is not subject to the rigorous regulation and control applied to licensed lottery operators and retailers.  The Company’s GameCards will only be supplied in accordance with applicable regulations.  The regulations required by responsible government agencies and departments are specified to us by the purchaser.  As a supplier to the lottery industry, the Company does not handle any public funds or does it have any responsibility beyond providing the pre-specified technically compliant product, the specifications for which will be set by the jurisdiction in which the purchaser operates.

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

In the United States, legislation, operational detail and management regulation of state lotteries is not subject to federal control.  Each state government establishes its own laws and regulations regarding its own lottery.  States determine the use of funds generated by that state’s lottery and to a lesser extend Federal agencies, regulate how and where lottery tickets may be sold, by whom and the ages of sellers and purchasers of a lottery ticket.  The laws and applicable approval processes for lottery cards must be conducted on a state by state or government agency by government agency basis.  In each instance, the process must be satisfied by the lottery operator, our customer, and not by the company.

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

We understand that the regulations regarding charitable lotteries and charity gaming represent yet another compliance environment.  Charitable lotteries may be subject to gaming legislations or statutory schemes designed for charities that  permit them to maximize revenue.  Again, charitable lotteries regulations vary from state to state, as well as nation to nation.  As previously mentioned our customers are the entities regulated by these statutes and we provide our GameCard product to them based on their specifications.

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

For sales promotions and free to enter draws that are not within a gaming operation the regulatory framework varies market to market.  Requirements range from stringent to lenient and are controlled by agencies as diverse as town councils and national governing bodies, including self regulating organizations.  Self regulating bodies are created by an industry to regulate promotions and marketing within that industry.  These national bodies have the ability, usually through extensive membership, to prohibit promotions, promotions techniques or promotions mechanics.  If the body believes that the process or product will be detrimental to the promotion and marketing of the industry and alienate the public and bring the industry into disrepute, the body will prohibit use by the member.  These self regulated organizations operate to ensure long term viability of the industry and to prevent the need for governmental intervention.  Therefore these trade bodies aggressively maintain their standards to ensure their independence, while still operating within a regulatory structure, for the benefit of its members and the industry.

Our GameCard replicates existing game play patterns found in established promotions, and gaming mechanics, all of which have already been specified, licensed and/or approved by trade bodies.  Therefore we believe that the impact of government regulations, existing or probable, on our products will be minimal.  However, we do not intend to be complacent.  We will work with regulators, joint venture associates, agents, trade bodies and customers in an effort to minimize the impact of existing and potential governmental regulation on the Company’s products.  We are unable to predict any changes that may occur in Federal or State laws regulating gaming.  With the growth of State Lotteries, multi-state lotteries, Indian Gaming and gaming in general, we expect that further more stringent regulations will be adopted by various governments. We cannot guarantee that we will be able to satisfactorily respond to each change in specifications placed upon our customers by new regulations.  We do not believe that new regulations will be universally and quickly adopted so as to affect, or eliminate, all our potential markets.  However, we have absolutely no control over the regulating entities, whether governmental, tribal, local or private.  Should gaming and sales promotions activities be prohibited in any jurisdiction, such prohibition would eliminate that market completely.

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

Research and Development
The company continues to focus on Research and Development projects in order to continually improve the performance and security levels of the GameCard, extend the Company product portfolio and the international intellectual property portfolio. The recent success of the GameCard testing with Gaming Laboratories International is a direct result of exhaustive R&D into product enhancement and has led to a more robust and reliable product Additionally our extensive R & D projects allow us to identify, devise and deliver increasingly relevant and attractive game formats for  our various target market R& D will continue to play a major role throughout 2009 and beyond as the company maintains its commitment to devising and manufacturing new game formats and platforms. During fiscal 2008 and 2007, we spent $134,700 and $165,000 respectively, on research and development.

Competition

The Company takes technology competition seriously and though it is aware of the threat believe the protection sort though institutional knowledge and international intellectual property filings provide distinct barriers to entry for direct competition. The management believes that there are currently no “directly comparable products” which compete with the GameCard™ in the gaming or promotions markets or have approval from Federal, State or international independent security approval organization.  Therefore, the Company’s management believes that it does not face any direct competition for its products across its developed or developing markets.  However, our product is complementary to, and could substitute for the paper scratch card used extensively in the lottery and sales promotion markets.  These are produced and sold by many companies in many countries.  The paper scratch cards represent competition in the “instant win tickets” gaming market, but are distinctly dissimilar to the GameCard in technology and unique in the extended play appeal to players.  Nevertheless, if any of the companies in the scratch card segment of this business were to develop an electronic product, they would become direct competitors.  Furthermore, some of these competitors have substantially greater financial, scientific, and human resources than the Company, and as a result they have greater research and development and marketing capabilities that we do.  Should they enter the market, these competitors may then create a significant negative impact on our overall financial results. The development of products for the education sector are carefully planned to ensure that the company’s entry is in a manner that use the technology and institutional knowledge in a manner that provide the Company with the greatest strategic advantage and develops a product with a number of Unique selling points of technology, functionality at a price that would challenge competitive entry.

Employees

As of December 31, 2008, we had ten (10) employees, all of whom were full time.  At December 31, 2007, we had six (6) employees, all of whom were full time.

Gaming Market

Gaming operators like Casinos and lotteries currently make use of paper scratch cards to give players an "instant" win or lose reward experience.  Over the last several years, scratch cards have become increasingly large and complex to accommodate consumer demand for multiple plays and multiple chances to win.

The GameCard offers the potential to simplify the scratch card while giving the opportunity to raise the unit price and increase sales. Our product has been seen by some leaders in the lottery industry as potentially providing the next contemporary digital evolution of the scratch card, offering multiple plays and multiple chances to win in an entertaining and secure manner while using existing methods of distribution as with scratch cards.

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

Promotion Market

The sales promotion prize and competition market is one in which the promoter (usually a well known brand) must not be seen to obtain money for entry and where no purchase is necessary. In order not to fall under the laws by which lotteries are regulated our Electronic GameCards™ can be applied to a broad range of potential promotional opportunities.

Education Market

2008 has seen the continual development of the Educational product portfolio.  The Company has developed  games for children that encourage development matching skills, animal name recognition and math skills including multiplication, subtraction and addition. The games including customized software and hardware which include the licensing of highly popular Children’s Television characters. This strategy of character based products provides additional leverage for gaining distributors and retail outlets. The Company is creating a range of generic software games for the Educational market that have customizable graphics, allowing the Company to sell this games globally regardless of television characters. The Company is also developing general knowledge products including hardware and software that engage with all markets and an associated on line activity.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company owns no real estate and currently rents from the offices in London and Carson City rented on a month by month basis. The rent in the London office from January 1, 2008 to December 31, 2008 was $4,275 per month.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any lawsuit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company trades on the OTC Bulletin Board under the symbol EGMI.  As of December 31, 2008, the Company had approximately 320 shareholders of record.

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

Year	Quarter Ended	High $	Low $

2006	March 31	0.18	0.17
	June 30	0.31	0.31
	September 30	0.30	0.30

	December 31	0.18	0.16
2007	March 31	0.25	0.15
	June 30	0.45	0.22
	September 30	0.74	0.29
	December 31	0.9	0.57
2008	March 31	0.67	0.35
	June 30	0.80	0.41
	September 30	0.83	0.47
	December 31	0.57	0.24

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

Recent Sales of Unregistered Securities

The following reflects issuance of our restricted common stock during the two years ended December 31, 2008 and December 31, 2007:

For the year ended December 31, 2007

•	816,269 shares of common stock issued related to the conversion of Series A Convertible Redeemable Preferred Stock.

•	2,889,399 shares of common stock issued for investments.

•	137,500 shares of common stock issued for consulting services.

For the year ended December 31, 2008

•	3,874,343 shares of common stock issued related to the conversion of Series A Convertible Redeemable Preferred Stock.

•	3,045,125 shares of common stock issued for investments.

•	440,000 shares of common stock issued for consulting services.

•	1,766,342 shares of common stock issued related to the exercise of options.

All of the shares listed were issued in private placements and no brokers or underwriters were used or compensation paid.  All shares listed above are shares of common stock of the Company and are subject to standard Section 4(2) resale restrictions.  These shares were sold solely to investors who were able to and adequately demonstrated, by completing an Investor Questionnaire and Subscription Agreement.  This class of persons (including entities) qualified as accredited investors.  Additionally, each investor was provided with a package of information that adequately described the Company and disclosed all relevant information.

On January, 1, 2007, the Company adopted and instituted The 2007 Equity Compensation Plan (the “2007 Plan”) which is further described below.  The 2007 Plan provides for options to be issued to the Company’s officers, key employees, consultants and advisors.  These options and the shares of common stock to be issued upon exercise of the options were issued by the Company without the use of any underwriters or brokers.  The options and shares described in the information regarding the 2007 Plan below were issued under the exemption for registration set forth in Section 4(2) of the Securities Act of 1933 and are subject to Section 4(2) restrictions.  These options, and the shares when the options were or are exercised, were issued solely to key employees who have intimate working knowledge of the Company, its operations and its financial condition, each of whom demonstrated their qualifications as an accredited investor.  Each employee/investor has access to all relevant Company information.

During the year ended December 31, 2007, the Company issued 2,000,000 options pursuant to the 2007 Equity Compensation Plan exercisable at $0.175 per share and 2,000,000 options pursuant to the Equity Compensation Plan exercisable at $0.25 per share.

During the year ended December 31, 2008, the Company instituted the 2008 Equity Compensation Plan and issued 3,500,000 options to the new board members at $0.52.

SECURITIES AUTHORIZED TO BE ISSUED UNDER EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)

Equity compensation plans	2,000,000	$0.175
Approved by Security	2,000,000	$0.25
Holders	3,500,000	$0.52

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS

General
Some of the statements contained in this Annual Report on Form 10-K, which are not purely historical, may contain forward-looking statements including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business, including those detailed in the “Risk Factors” section. We caution you not to place undue reliance on these forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Marketable Securities

We account for our investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Restricted securities are valued at the quoted market bid price and discounted for the required holding period until the securities can be liquidated. We classify our marketable securities as available-for-sale under SFAS 115. The specific identification method is used to determine the cost basis of securities disposed of. Available-for-sale securities with quoted market prices are adjusted to their fair value. Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss). Any decline in value of available-for-sale securities below cost that is considered to be “other than temporary” is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment loss.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. The allowance for doubtful accounts is subject to estimates based on the historical actual costs of bad debt experienced, total accounts receivable amounts, age of accounts receivable and any knowledge of the customers’ ability or inability to pay outstanding balances. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our cash flows from operating activities.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact our recorded net income/loss.

Intangible Assets

SFAS 142, “Goodwill and Other Intangible Assets,” addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments we report. An impairment loss will be recorded for any goodwill that is determined to be impaired. We perform impairment testing on all existing goodwill at least annually. If the actual fair value of the reporting unit is less than estimated, impairment of the related goodwill could occur, which could significantly impact our recorded net income/loss.

Long-Lived Assets

Our management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. If the actual fair value of the long-lived assets are less than estimated, impairment of the related asset could occur, which could significantly impact the recorded net income/loss of the Company.

Revenue Recognition

Generally, revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" (SAB104").  Accordingly, revenue is recognized when all four of the following criteria are met:

•	persuasive evidence that an arrangement exists;

•	delivery of the products have occurred;

•	the selling price is both fixed and determinable;

•	collectibility is reasonably probable.

The Company’s typical sources of  revenue are as follows–

1.	When a customer order has been manufactured and is ready for delivery to the customer FOB shipping as the company may specify.

2.	When a customer has made a royalty payment under the terms of a distribution agreement.

3.	When a contracted payment is due under any agreement.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes.

Company Overview
Electronic Game Card, Inc. (referred to as "EGC", "us", "we" or "Company") is a supplier of innovative games to the gaming, promotional and educationals and sectors worldwide.  Our lead product is the EGC Electronic GameCard™(GameCard), a proprietary credit card-sized pocket game combining interactive capability with "instant win" excitement

Electronic Game Card, Inc (EGC) is an emerging international corporation developing reward based games for the sales promotions, casino and lottery and incentive markets. EGC’s core product is the GameCard™, a unique and innovative proprietary technology adapted to a platform, it has patents pending worldwide and with the technology that can be adapted to other markets. The GameCard platform is currently embedded in a credit card size digital device with an LCD window, touch pad controls and microchip, allowing for many game formats to be programmed to suit a variety of applications in several industry sectors.

EGC’s GameCards are used in the sales promotion market as an incentive or loyalty sales promotion tool to be given away by the brand promoter to the consumer with prizes given as rewards for winning simple fun games designed specially for the brand. The Jack Meyers Media Business Report states that the global media market for 2009 is $695 billion of which sales promotion and consumer incentives are $134 billion.www.jackmyers.com

Plan of Operations

 During 2008 the Company expanded its volume production of the Electronic GameCards™.  This necessitated the cost effective and secure design of GameCards from the manufacturers, involving high level quality control. to meet the standards required of our gaming customers..  The Company marketed the Electronic GameCard™ during 2008 in conjunction with distributors and direct sales in North America and Europe. Staff is responsible for either selling the GameCards direct or through distributors in specific market sectors and geographic areas. Our management team has relevant experience in their appropriate markets to contract agents and distributors to sell and increase distribution of our products.

Currently we have distributors in the Native American Indian casino and gaming field, State and National lotteries in the United States, Canada, Mexico and Italy, Charity lotteries and gaming in the European Union, Educational products in the UK ,Spain and Germany and Sports Promotions in the European Union.

Indian Gaming relates solely to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Native Indian Tribes in the USA.  The Company has received Class II classification for its products from the National Indian Gaming Council (NIGC).  National Indian Gaming Association states that in 2006 Tribal Governments gaming revenue was $25.7 billion dollars
www.indiangaming.org/library/indian-gamingfacts/index.shtml

Product Development

The company has a continuous program of product development comprising improvement of existing designs and additions to the suite of games currently on offer to clients.  Game design is divided into four stages: concept development, software, testing and finally manufacturing.  Product development and improvement is generated by in house review and response to specific customer recommendations.

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

Other gaming concepts, which continue to push the boundaries of the GameCard performance and functionality, such as a US Bingo style game and multi-outcome games are constantly being devised and developed. The company has continued to develop the game concepts announced last quarter aimed at our target markets in Childrens’ Education and Sports promotions.

We are now able to offer customers a choice from our library of 32 games most of which can be personalized to their specific design requirements

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The Company generated revenues of $10,648,595 for the year ended December 31, 2008 compared with $6,038,058 for the year to December 31, 2007. The company has continued to expand its business with existing customers and has, through a number of distribution agreements, increased sales in the UK and Europe.

Cost of sales increased $1,075,836 or 72% from $1,474,311 for the year ended December 31, 2007 to 2,550,147 for the year ended 2008.

Cost of product has remained close to 2007 levels but has reduced as a proportion of sales because royalty payments have been received from distributors under the terms of their licenses.

Sales and Marketing costs for the year ended December 31, 2008, as compared to the year ended December 31, 2007, were $79,175 and $28,489 respectively, an increase of $50,686 .The increase was due to a higher level of activity which has resulted in improved revenues.

General and administrative expenses for the year ended December 31, 2008 and for the year ended December 31, 2007 were $680,635and $535,740, respectively, representing an increase of $144,895 or 27%. Cost increases continue to be well below the level of sales and profit growth.

Consulting expenses for December 31, 2008 were $926,954 and are $342,354 higher than the prior year as the company has been taking external advice on marketing to the gaming sector and also its overall trading policies. In addition, the recruitment of new Board members has increased costs in the second half of the year.

Salaries and wages continue to be well controlled being just approximately $13,000 up on the prior year at $383,832.

Total operating expenses for the year were $2,070,595, 19% of revenue compared with $1,538,100, 25% of revenue in the comparable period. The increase year on year of approximately $430k or 28% reflects higher costs in the second half but is still a considerable percentage improvement on fiscal 2007.

Interest expense for year ended December 31, 2008 and for the year ended December 31, 2007 was $590,988 and $651,790, respectively,  a decrease of $60,802 or 9.3%.The lower costs in 2008 resulted in conversions of Series A 6% preferred redeemable stock so that less interest was payable.

Gain on sale of investments. On December 9, 2008 the company completed the sale of its investment in Plus Digital Solutions Limited for $2,572,500. This investment had a carrying value of $1,595,595 producing a profit on the sale of $976,905. Payment has been made in ordinary shares of the purchaser, the price of shares will be calculated by dividing the company’s net asset value as at 30th September 2008 by the number of shares outstanding. The consideration payable will be adjusted upwards or downwards based upon the company’s audited accounts as at 31st December 2008 or at closing price of the company’s shares on its initial trading day, whichever is the lower.

The company had previously reported a $122,900 gain on the sale of investments peripheral to its core business giving a total for the year of $1,065,945. Quoted investments held by the company fell in value during the final quarter of the year by $523,814 leaving a net gain on investments of $542,131.

Net income was $6,270,862 compared with $3,457,389 representing an increase of $2,813,473 or 81% on the comparable period. The income generated from improved revenues has been reflected in a significant improvement in net income.

Accounts receivable at the year end was $2,757,685 which equates to 94 days of revenues and compares with 140 days in the comparable period of last year. This improvement has been effected as the company has strengthened its position with customers and pressed them to pay to terms.  The days outstanding improved in the final quarter of this year to 93 days. The company seeks to collect receivables on a ninety day basis.

Liquidity and Financial Resources

The Company had cash and cash equivalents of $8,281,899 at the end of December 31, 2008.  The company is required to redeem its Series A 6% Preferred Redeemable stock in April 2010. The stock outstanding at the end of fiscal 2008 is valued at $4,464,628 a reduction from $7,582,806 in the prior year. See subsequent event note below when an institutional investor agreed to a company buy back of their stock and converted their Series A holding to common stock in the course of the transaction.(See subsequent events).The company has sufficient funds on deposit to discharge the remaining Series A liability. Operating expenses are approximately $600,000 per quarter.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Years Ended December 31,
	2008	2007	2006
Basic Earnings Per Share Computation:
Net Income	$6,111,700	$3,355,256	$(9,955,323)
Weighted-average common shares outstanding	56,811,000	48,011,851	44,168,683
Basic Earnings/(Loss) per share	$0.11	$0.07	$(0.22)
Diluted Earnings Per Share Computation:
Net Income	$6,111,700	$3,355,256	$(9,955,323)
Weighted-average common shares outstanding	56,811,000	48,011,851	44,168,683
Effect of dilutive options outstanding	6,291,255	*** 3,750,000	**
Total weighted-average shares outstanding	63,102,255	51,761,851	44,168,683
Diluted earnings per share	$0.10	$0.06	$(0.22)
**Excludes 6,911,091 warrants and 566,000 options as being anti dilutive
*** Excludes 4,081,148 warrants as being anti dilutive

Subsequent Events

On December 16, 2008 the company announced that Kevin Donovan joined the Company as its Chief Executive Officer, effective February 1, 2009.  Mr. Donovan has over 25 years experience in corporate branding and licensing with prominent entities such as the 2002 Winter Olympics, professional sports properties and entertainment media companies.  Also effective on February 1 2009, Anna Houssels, a current non-executive member of the Company’s Board of Directors, joined the Company’s executive management team as Vice President of Sales.

 Mr Donovan is employed as Chief Executive Officer and Director under agreement commencing February 1 2009 for three years which may be extended by mutual agreement for further one year periods. Basic initial annual remuneration is $260,000 and is subject to annual upward review at the discretion of the Board. He has been awarded 1,500,000 share options vesting over the three years at an exercise price of $0.355. The other terms and conditions of the agreement are considered standard for an appointment of a senior executive.

Ms Houssels is employed as Executive Vice President of International Sales under an agreement dated February 1 2009 for three years which may be extended by mutual agreement for further one year periods. Basic initial annual remuneration is $375,000 and is subject to annual upward review at the discretion of the Board. Ms Houssels is eligible for a bonus on certain sales that she generates over an agreed minimum target determined by the board, and has been awarded 1,500,000 share options vesting over the three years at an exercise price of $0.355. The other terms and conditions of the agreement are considered standard for an appointment of a senior executive.

On December 15, 2008 the company entered into an agreement with an institutional investor in our Series A 6% preferred redeemable stock by which the company agreed to purchase and redeem 2,823,451 shares and the accompanying 960,000 warrants for $0.28 per share subject to approval from the majority of the other Series A investors. On February 5, 2009 the company announced that approval had been received, that the agreement was now unconditional and the company’s future redemption of Series A stock was reduced by $2,085,294 to $4,464,628. During the negotiation of this transaction, and prior to December 31, 2008, the investor converted its Series A stock into common stock and the company then purchased this stock on the same terms.

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

Certain Risk Factors Relating to our Business

The Company has generated increased revenues this year and its business model predicts incremental revenues in the foreseeable future.The predicted revenue depends on a continued expansion of take up of the EGC Electronic GameCards ™.

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

We are dependent on outside manufacturers for the manufacture of our products therefore we will have limited control of the manufacturing process and related costs.

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

If export or import controls affecting our products are expanded, our business will be adversely affected.The U.S. government regulates the sale and shipment of numerous technologies by U.S. companies to foreign countries.  If the U.S. or any other government places expanded export or import controls on our technology or products, our business would be materially and adversely affected.  If the U.S. government determines that we have not complied with the applicable import regulations, we may face penalties in the form of fines or other punishment.

The Company's ability to protect its patents and other proprietary rights is not absolute, exposing it to the possible loss of competitive advantage.

The Company's subsidiaries have licensed rights to pending patents and have filed and will continue to file patent applications.  If a particular patent is not granted, the value of the invention described in the patent would be diminished.  Further, even if these patents are granted, they may be difficult to enforce.  Efforts to enforce our patent rights could be expensive, distracting for management, unsuccessful, cause our patents to be invalidated, and frustrate commercialization of products.  Additionally, even if patents are issued, and are enforceable, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe upon patents or rights owned by others.  Thus, the patents held by or licensed to us may not afford us any meaningful competitive advantage.  Our inability to maintain our licenses and our intellectual property rights could have a material adverse effect on our business, financial condition and ability to implement our business plan.  If we are unable to derive value from our licensed or owned intellectual property, the value of your investment in the Company will decline.

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

Our Certificate of Incorporation authorizes the issuance of an aggregate of 100,000,000 shares of Common Stock, on such terms and at such prices as the Board of Directors of the Company may determine.  Of these shares, an aggregate of 57,109,426 shares of Common Stock have been issued 4,420,424 are reserved for conversion of outstanding Series A Convertible Redeemable Preferred Stock issued on November 29, 2006 and 2,888,667 and 477,723 are reserved for outstanding warrants issued with the Convertible Notes issued 2005, and 6,300,000 for the conversion of outstanding options issued in the Equity Compensation Plans 2007 and 2008 for employees and 375,000 warrants issued to consultants.  Therefore, approximately 28,509,576 shares of Common Stock remain available for issuance by the Company to raise additional capital, in connection with prospective acquisitions or for other corporate purposes

Issuances of additional shares of Common Stock would result in dilution of the percentage interest in our Common Stock of all stockholders ratably, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.  In addition, the issuance of additional shares of Common Stock upon exercise of the Warrants, or even the prospect of such issuance, may be expected to have an effect on the market for the Common Stock, and may have an adverse impact on the price at which shares of Common Stock trade.

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

None.  The Company's independent registered accounting firm for the fiscal years ended December 31, 2008 and 2007 was Mendoza Berger & Company, LLP (“MB & Co.”), located at 9838 Research Drive, Irvine, CA 92618.  MB & Co. issued an audit report for the years ended December 31, 2008 and 2007.  The financial statements audited by MB & Co. for the fiscal years ended December 31, 2008 and 2007, do not contain an adverse opinion or a disclaimer of opinion.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

(b) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in the report.

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors elects our executive officers annually.  Our Directors are elected at the annual meeting of shareholders.  Directors are elected to hold office until the next annual meeting.  A majority vote of the directors who are in office is required to fill vacancies of the Board of Directors.  The executive officers and directors of the Company currently are as follows :

Name	Age	Title
The Lord Steinberg	72	Executive Chairman of the Board
Kevin Donovan	46	Director and Chief Executive Officer
Anna Houssels	40	Director and Executive Vice President Sales
Lee Cole	48	Director
Linden Boyne	65	Director, Chief Financial Officer and Secretary
Eugene Christiansen	64	Director
Paul Farrell	45	Director

THE LORD STEINBERG, EXECUTIVE CHAIRMAN

Lord Steinberg is one of Britain's most successful businessmen and one of the most well known personalities in the gaming industry. He founded Stanley Leisure in Belfast in 1958 with one licensed betting shop. Stanley Leisure plc became the largest casino operator and fourth largest retail bookmaker with 600 shops in the United Kingdom. In 2005 Stanley sold its retail bookmaking operations for £504m (approx $1billion) and returned £327m (approximately $650million) to shareholders. In 2006, Stanley then sold the 45 casinos to Genting International for approximately $1.3billion  During Lord Steinberg's tenure, Stanley Leisure grew both organically and through acquisition. In the last five years as publicly quoted company Stanley Leisure generated total shareholder returns at a compound annual growth of more than 25 percent. The acquired businesses were cultivated by adding seasoned management, structural renovations, synergistic business-lines, and improved locations. Some acquired businesses were relocated into special purpose built facilities, such as the Circus Casino Birmingham Star City, which is the largest casino in the United Kingdom.

In addition to his highly successful business career, Lord Steinberg was made a Conservative Life Peer in 2004 and is an active member of the House of Lords in the United Kingdom. He is a well known philanthropist and is a member of the Board of Directors of Medgenics, a U.S. incorporated biopharmaceutical company, L Sports Investments Ltd., Stanley Bet Holdings Ltd., and Stanley Bet Overseas Investments Ltd

KEVIN DONOVAN, DIRECTOR AND CEO

 Mr. Donovan has over 25 years experience in corporate branding and licensing with prominent entities such as the 2002 Winter Olympics, professional sports properties and entertainment media companies. He brings a wealth of creative brand building, business development acumen and an entrepreneurial spirit to Electronic Game Card, Inc.  Mr. Donovan most recently co-founded Planetwide Games, Inc. in 2004, a digital media company based on the patent-pending MashON social network applications platform that empowers consumers to interact with their favorite brands online.  At Planetwide Games, Mr. Donovan was instrumental in bringing high profile brands into significant partnership deals, including those with Marvel Entertainment, Electronic Arts, National Geographic, NBC Universal Pictures, and Paramount Studios to name a few.  Mr. Donovan also founded U4oria Discovery, Inc., a brand image development company, where he developed brand identity programs and product promotions for clients such as Subway Restaurants, Pearle Vision Centers, Kinko’s, Iceland Spring Water, NASCAR superstars and former Massachusetts Governor, Mitt Romney.  Previously, Mr. Donovan was managing director and vice president of marketing for Fotoball USA, Inc., a premier sports and entertainment marketer and manufacturer that was acquired by K2 Inc., the sporting goods and recreational products company with brands such as Rawlings, Shakespeare, K2, Pflueger and Atlas.  Mr. Donovan also served as president and CEO of Smoothie King Franchises, a privately held company of Smoothie Bars and Nutritional Lifestyle Centers based in the New Orleans.

While working on the 2002 XIX Winter Olympics, Mr. Donovan served as Director of Brand Image for the Salt Lake Organizing Committee, during which he was responsible for development of the entire look and feel of the Olympic Games including, the sales development and presentations, sales activation, education, and development process of the Brand Image program. He worked closely and coordinated with all 45 Organizing Committee functions in creating a global award-winning brand image. In addition, Mr. Donovan created the All-American SportPark, a 65 acre theme park on the strip in Las Vegas with Major League Baseball, NASCAR, and Callaway Golf. Donovan has also served as Senior Vice President of New Business Development for Saint Andrews Golf Corporation, the publicly traded parent company of All-American Sportpark. Currently, Mr. Donovan acts in multiple strategic advisory roles to the co-founder and President of Subway Restaurants, the number one franchise company with over 30,000 restaurants in 87 countries.

ANNA HOUSSELS, DIRECTOR AND EXECUTIVE VICE PRESIDENT

Ms. Houssels most recently was the general manager of international sales for Nakheel Corporation, a key entity of Dubai World and one of the largest real estate developers in the world.  Previously Ms. Houssels oversaw VIP sales for CityCenter in Las Vegas, a $9.2 Billion mixed use real estate project developed as a joint venture between MGM Mirage and Dubai World. She is a member of the Board of Directors of Susan Dunn Inc., a world-renowned Luxury Spa Wear and Accessories company based in San Diego and also serves as a Director of LuxeGlobal, Inc., an international real estate company headquartered in Ranch Santa Fe, California. In addition, Ms. Houssels and Joanne Lucia A.S.I.D.  have formed H&L Enterprises, an experienced International Design company with offices in California and Nevada specializing in designing, decorating and renovating homes nationally and internationally for over twenty years.  Ms. Houssels’ real estate company, Houssels Properties, Inc., also operates in California and Nevada and is a successful real estate firm focused on selling luxury residences to a local and a large international network.

LEE J COLE, DIRECTOR

Lee Cole has extensive experience in technology growth companies and the venture capital markets.  Lee has been a principal of Tech Capital Group, a technology consulting and investment firm with stakes in private and public information and healthcare technology companies since 1998.  Lee Cole is also a Director of Enhance Biotech, Inc., since June 2004, Advance Nanotech, Inc., since October 4, 2004.

LINDEN J BOYNE, CFO, SECRETARY AND DIRECTOR

Linden Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores.  He was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches.  He resigned in 1991 when the company was acquired.  He was an independent company consultant from 1992 to 1999.  Mr. Boyne has been employed by Sterling FCS Ltd since January 2003.  Prior to that, he was employed as a Director of Ci4net Limited from 1999 to 2002.  He has been  the corporate Secretary of Innovate Oncology, Inc., since October 1, 2004 and the corporate Secretary of Anvet Pharma, Inc., since March 15, 2005.

EUGENE CHRISTIANSEN, DIRECTOR

Mr. Christiansen has been active as an executive and consultant to the commercial gambling and entertainment industries since 1976 through New York based Christiansen Capital Advisors. Mr. Christiansen has conducted studies of the economics, taxation, financial structure, and regulation of casino gaming, pari-mutuel wagering, and lotteries, and has counseled Manhattan and Washington, D.C. law firms in legal proceedings regarding gaming issues. Mr. Christiansen is the author of numerous articles dealing with casinos, horse racing, greyhound racing, jai alai, off-track betting, lotteries and related activities in trade, professional, and academic publications. He prepares authoritative statistical reports that are widely used domestically and abroad recognized throughout the world as the most comprehensive and authoritative description of the gambling industries of the U.S. Mr. Christiansen has co-authored an influential academic study of gambling, The Business of Risk: Commercial Gambling in Mainstream America (University Press of Kansas, 1985), and is a member of the advisory boards of the National Council on Problem Gambling and the Institute for the Study of Gambling and Commercial Gaming at the University of Nevada, Reno.

PAUL FARRELL, DIRECTOR

Mr. Farrell joined Pequot Capital Management, a multi-billion investment adviser, in 2001.  For seven years Mr. Farrell was a key member of Pequot’s Scout Fund Group, most recently co-manager and chief operating officer of the fund.  Concurrent with his portfolio responsibilities at Pequot Capital Management, Mr. Farrell was one of seven members on the executive committee overseeing firm-wide investment strategy, operations and recruiting, and served as interim chief investment officer of Pequot Emerging Managers Fund, as well as a member of several internal investment committees.  Previously, Mr. Farrell spent 13 years with Goldman Sachs, first as co-founder and manager of the Emerging Growth Research Group and then with Goldman Sachs Asset Management as chief investment officer of the firm’s US Value Equities division and as co-manager of the Capital Growth Fund and senior manager of the Small Cap Value Fund.  Earlier in his career, Mr. Farrell was a partner with WR Capital Partners, LLC, a hybrid public and private equity partnership; managing director of Plaza Investments, an investment subsidiary of Geico Corp.; and a research analyst for consumer and cyclical stocks at Fred Alger Management.  Mr. Farrell is currently on the Board of privately-held, New York based Kleinfeld Bridal and not-for-profit Gary Klinsky Childen’s Centers. Mr. Farrell has previously served on several public and private company boards.Mr. Farrell received his B.A., magna cum laude and M.A. in Economics from Yale University.  Mr. Farrell is also a Certified Financial Analyst charter holder.

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

AUDIT COMMITTEE

The Audit committee comprises The Lord Steinberg, Lee Cole, Paul Farrell and Linden Boyne.

CODE OF CONDUCT AND ETHICS

The Board of directors approved and adopted a Code of Conduct and Ethics, which will be incorporated on the company website.

COMPLIANCE OF OFFICERS AND DIRECTORS

Based upon our review of Forms 3, 4, and 5 furnished to us during the last fiscal year, all of our officers, directors and persons holding more than ten percent of our equity securities have filed the reports required of them to be filed pursuant to Section 16 (a) of the Exchange Act, except the Directors filed their reports on Form 5’s late.

ITEM 10.	EXECUTIVE COMPENSATION

					Long Term
NAME		ANNUAL COMPENSATION			Compensation	All Other
	Year	Salary	Bonus	Other	Awards	Compensation
The Lord Steinberg	2008	83,333	Nil	*2,000,000 options	Nil	Nil
Kevin Donovan	2008	Nil	Nil	Nil	Nil	Nil
Lee Cole	2006	Nil	Nil	Nil	Nil	Nil
	2007	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil

Anna Houssels	2008	16,667	Nil	*500,000 options	Nil	Nil
Eugene Christiansen	2008	16,667	Nil	*500,000 options	Nil	Nil
Linden Boyne	2006	Nil	Nil	Nil	Nil	Nil
	2007	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil
Paul Farrell	2008	12,500	Nil	*500,000 options	Nil	Nil

*Options for shares granted under the 2008 Equity Compensation Plan at $0.52

Mr Cole and Mr. Boyne are employed by Sterling FCS Ltd.  ("SFCS") who is contracted to supply financial and corporate services to the Company and also the services of two Directors pursuant to annually renewable Consulting Agreement.  The Consulting Agreement with SFCS  dated March 2, 2006, between the Company and SFCS (the “SFCS Consulting Agreement”) requires SFCS to provide Management and staff for accounting, secretarial and corporate duties. Fees payable monthly at the rate of $16,667

There is no affiliation between SFCS and the Company.  Neither Mr Cole or Mr. Boyne nor any of the Company’s other officers and directors own any interest in SFCS.  Mr. Cole and Mr. Boyne receive one hundred percent of their cash compensation from SFCS through the SFCS Consulting Agreement.

The Company instituted a stock option plan for officers, key employees, consultants and advisors.  The 2007 Equity Compensation Plan for officers, key employees, consultants and advisors was instituted in February 2007 and 4,000,000 options were issued.. The 2008   Equity Compensation Plan instituted in September of 2008 replicates the 2007 plan. Options for 3,500,000 were issued to new Board members. Below please find a list of the outstanding options under the 2007 and 2008 Plans as of December 31, 2008.

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

Name &Address of Beneeficial owner	Nature of Ownership	Aggregate Number of Shares	Percentage of Common Stock %
The Lord Steinberg 210 Mercury Court, Tithebarn St Liverpool L2 2QP UK	Common Stock	5,956,200	10.43
The Lord Steinberg	Options for Common Stock	2,000,000	3.5

Lee Cole Norfolk House 31 St James’s Sq London SW1Y 4JR	N/A	0	0
Linden Boyne 33 Green Lane, Blackwater Camberley GU17 9DG	N/A	0	0
Anna Houssels 3780 Las Vegas Boulevard S Las Vegas NV 89109	Options for Common Stock	500,000	0.88
Eugene Christiansen 250 W 57th Street, Ste 432, New York, NY 10107	Options for Common Stock	500,000	0.88
Paul Farrell 304 Bayberry Lane, Westport,	Common Stock	200,000	1.23
CT06880	Options for Common Stock	500,000
Pequot Capital Management 500 Nyala Farm Road, Westport CT 06880	Common Stock	4,705,882	8.24
Ingalls & Snyder LLC 61 Broadway, New York NY 10006	Common Stock	3,259,500	5.71
Trafelet Capital Management LP 590 Madison Ave 39th Fl New York NY 10022 *	Common Stock	2,851,686	4.99
All Executive Officers and Directors as a Group	Common Stock	9,456,200	15.63

*Trafelet have subsequently sold their investment in the company see Item 6 page 13

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS

None

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mendoza Berger & Company LLP has served as our independent registered public accounting firm since August 2006 and for the year ended December 31, 2008.  The following table shows the fees billed or expected to be billed to us for the audit and other services provided by our accountants for 2008 and 2007:

	2008	2007
Audit Fees	$81,389	$71,736
Tax and Other Fees	5,500	-
Total Fees	$86,889	$71,736

AUDIT FEES. This category includes the audit of our consolidated financial statements, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q.  This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, SEC registration statements and comment letters.

TAX FEES. These fees relate to the preparation and review of tax returns, tax planning and tax advisory services.

AUDIT RELATED FEES.  For the fiscal year ended December 31, 2008, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23th day of March 2008.

ELECTRONIC GAME CARD, INC.

DATE: March 23, 2009

/S/

LEE J COLE.
Principal Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lee J Cole. and Linden Boyne, and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated :

SIGNATURE / TITLE / DATE

/S/LEE J COLE		March 23, 2008
Lee J Cole	Principal Executive Officer
and Director

/S/LINDEN BOYNE		March 23, 2008
Linden Boyne	Principal Accounting Officer,
Secretary and Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets of Electronic Game Card, Inc. and Subsidiaries, as of December 31, 2008 and 2007	26

Consolidated Statements of Income and Comprehensive Income of Electronic Game Card, Inc. and Subsidiaries for the years ended December 31, 2008 and 2007	27

Consolidated Statement of Stockholders' Equity of Electronic Game Card, Inc. and Subsidiaries for the years ended December 31, 2008 and 2007	28

Consolidated Statement of Cash Flows of Electronic Game Card, Inc. and Subsidiaries for the years ended December 31, 2008 and 2007	29

Notes to Consolidated Financial Statements of Electronic Game Card, Inc. and Subsidiaries	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Electronic Game Card, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Game Card, Inc., as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Game Card, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ MENDOZA BERGER & COMPANY, LLP

MENDOZA BERGER & COMPANY, LLP
Irvine, California
March 20, 2009

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS	$	$
Cash	8,281,899	4,753,040
Marketable securities	876,186	-
Accounts receivable	2,757,685	2,323,543
Deposit on inventory	51,833	70,071
Other receivables	120,109	92,100
Deferred charges	38,119	190,595
Value Added Tax receivable	25,916	31,531
TOTAL CURRENT ASSETS	12,151,747	7,460,880

PROPERTY AND EQUIPMENT
Machinery and equipment	68,900	76,073
Office equipment	58,078	66,965
Furniture & fixtures	1,017	1,402
Less accumulated depreciation	(106,398)	(100,390)
PROPERTY AND EQUIPMENT, NET	$21,597	$44,050

OTHER ASSETS
Patents	258,321	183,034
Investments	6,497,470	2,886,427
TOTAL ASSETS	$18,929,135	$10,574,391

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$749,118	$659,891
Accrued expenses	268,748	560,046
TOTAL CURRENT LIABILITIES	1,017,866	1,219,937

NON-CURRENT LIABILITIES
Deferred license fees	279,625	779,625

TOTAL LIABILITIES	1,297,491	1,999,562
Series A 6% Convertible Redeemable Preferred Stock $.001 par value; 10,000,000 shares authorized; 4,420,404 issued and outstanding in 2008 and 7,507,729 in 2007.	4,464,628	7,582,806

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 57,137,661 and 48,011,851 shares issued and outstanding in 2008 and 2007, respectively	57,137	48,012
Additional paid in capital	33,318,440	27,264,272
Accumulated other comprehensive loss	(1,015,855)	(856,693)
Accumulated deficit	(19,192,706)	(25,463,568)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	13,167,016	992,023

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,929,135	$10,574,391

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

REVENUES
Product sales	$8,141,086	$5,469,683
Royalty and licensing	2,507,510	568,375
TOTAL REVENUES	10,648,596	6,038,058

COST OF SALES	2,550,147	1,474,311
Gross margin	8,098,449	4,563,747

OPERATING EXPENSES
Selling and marketing	79,175	28,489
General and administrative	680,635	535,740
Consulting expenses	926,954	584,600
Salaries and wages	383,831	370,633
Loss from joint venture	-	18,638
TOTAL OPERATING EXPENSES	2,070,595	1,538,100

Income from operations	6,027,854	3,025,647

Other income/ (expense)
Interest income	291,865	196,545
Interest expense	(590,988)	(651,790)
Gain on termination of joint venture	-	31,127
Gain on sale of investments	542,131	855,860
	243,008	431,742

Net income before provision (benefit) for income taxes	$6,270,862	$3,457,389

Provision (benefit) for income taxes	-	-

Net income	$6,270,862	$3,457,389

Foreign currency translation adjustment loss	(159,162)	(102,133)

Comprehensive income	$6,111,700	$3,355,256

Net income per share - basic	$0.11	$0.07
Net income per share - diluted	$0.10	$0.07
Comprehensive income per share – basic	$0.11	$0.07
Comprehensive income per share –diluted	$0.10	$0.06
Weighted average shares outstanding - basic	56,851,000	48,011,851

Weighted average shares outstanding - diluted	63,102,255	51,761,851

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Accumulated	Total
	Common		Additional		Other	Stockholders’
	Stock		Paid In	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance December 31, 2006	44,168,683	$44,169	$25,188,340	$(28,920,957)	$(754,560)	$(4,443,008)
Shares issued to consultants for services	137,500	138	57,362	-	-	57,500
Shares issued for investments	2,889,399	2,889	1,194,954	-	-	1,197,843
Shares transferred from redeemable preference shares	816,269	816	823,616	-	-	824,432
Currency translation	-	-	-	-	(102,133)	(102,133)
Net income	-	-	-	3,457,389	-	3,457,389
Balance December 31, 2007	48,011,851	48,012	27,264,272	(25,463,568)	(856,693)	992,023
Shares transferred from redeemable preference shares	1,022,657	1,022	1,031,862	-	-	1,032,884
Shares issued to consultants for services	440,000	440	191,560	-	-	192,000
Shares issued for investments	3,045,125	3,045	1,674,628	-	-	1,677,673
Share options exercised	1,766,342	1,766	307,344	-	-	309,110
Shares converted from	2,851,686	2,852	2,848,774			2,851,626
preferred stock			-

Currency translation	-	-	-	-	(159,162)	(159,162)
Net income	-	-	-	6,270,862	-	6,270,862
Balance December 31, 2008	57,137,661	57,137	33,318,440	(19,192,706)	(1,015,855)	13,167,016

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC GAME CARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES :
Net income	$6,270,862	$3,457,389
Adjustments to reconcile net income to cash provided by operating activities :
Depreciation and amortization	22,453	21,763
Deferred charges	152,476	152,476
Deferred license fees	(500,000)	-
Gain on termination of joint venture	-	(31,127)
Gain on sale of investments	(542,131)	(855,860)
Stock issued for services	192,000	57,500
Redeemable preferred shares issued for interest	590,988	-
Loss from joint venture	-	18,638
Change in operating assets and liabilities :
Increase in accounts receivable	(434,142)	(1,908,476)
Decrease (increase) in deposit on inventory	18,238	27,500
(Increase) decrease in value added tax receivable	5,615	(11,927)
(Increase) in other receivables	(28,009)	(92,100)
(Increase) decrease in accounts payable	89,227	(480,400)
Increase (decrease) in accrued liabilities	(291,298)	560,046
Increase in deferred license fees	-	779,625
Net cash provided by operating activities	$5,546,279	$1,695,047
CASH FLOWS FROM INVESTING ACTIVITIES :
Purchase of intangible assets	(75,287)	(153,800)
Purchase of property and equipment	-	(3,627)
Purchase of investments	(1,759,500)	(1,214,455)
Proceeds from sale of investments	465,890	1,400,000
Net cash (used in) provided by investing activities	$(1,368,897)	$28,118

CASH FLOWS FROM FINANCING ACTIVITIES :
Receipts on related party receivable	-	79,275
Redemption of convertible preferred stock	(798,472)	-
Proceeds from issuance of common stock	309,111	-
Net cash (used in) provided by financing activities	$(489,361)	$79,275

Foreign Exchange Effect on Cash	(159,162)	(102,133)
Net Increase (Decrease) in Cash	3,528,859	1,700,307
Cash at Beginning of Year	4,753,040	3,052,733
Cash at End of Year	$8,281,899	$4,753,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for :
Interest	$-	$-
Income taxes	$-	$-
Shares issued for investments	$1,677,673	$1,197,841
Shares issued for redeemable preference shares	$1,032,884	$824,432
Redeemable preference shares issued for interest	$590,988	$-
Share issued for consulting services	$192,000	$57,500

The accompanying notes are an integral part of these consolidated financial statements

ELECTRONIC GAME CARD, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1  –  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Business

The Company engages in the development, marketing, sale and distribution of recreational electronic software which primarily targets towards lottery and sales promotion markets through its Great Britain subsidiary.

Summary of Significant Accounting Policies

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

Basis of Presentation

The Company has recently ceased preparing its financial statements on the basis of the accounting principles applicable to a "going concern", which assumed that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. Management previously felt the Company was a going concern as the Company had suffered from requiring net losses from operations, had redeemable preference shares in an amount in excess of available cash, and had an accumulated deficit. Based upon the operating results of the past two years the Company has increased its comprehensive income from $3,355,256 as of December 31, 2007 to $6,111,700 as of December 31, 2008. As a result of the Company’s profitability and positive working capital of approximately $11,000,000, management no longer believes the Company is a “going concern.”  In addition, based on its current financial projections, management expects to be able to maintain its sales level through their current product sales and licensing agreements and thus be able to discharge their liabilities in the normal course of business through maintaining a positive working capital. Management will continue to carefully monitor their financial position by examining past results from operations and budgeting their capital expenditures for the future.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  At December 31, 2008, the Company did not have any balances in these accounts in excess of the FDIC insurance limits.  For banks outside of the United States, the Company maintains its cash accounts at credit worthy financial institutions.

For the year ended December 31, 2008, the Company transacted its business with three (3) distributors whose customers accounted for 47% of total revenues. Total revenues from these distributors and their customers were approximately $5,049,095 for the year ended December 31, 2008. Total accounts receivable from these related distributors and their customers were $1,077,000 at December 31, 2008.

For the year ended December 31, 2008, purchases from one (1) manufacturer totaled $2,462,908 or 23% of total sales. The Company believes this manufacturer to be in good financial standing as of December 31, 2008.

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

Maintenance and repairs are charged to operations; improvements and betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to the statements of operations.

Depreciation expense for the years ending December 31, 2008 and 2007, were $22,453 and $21,763, respectively

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2008 and 2007, advertising costs were $6,731 and $28,489, respectively.

Revenue Recognition

Revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" (SAB104").  Accordingly, revenue is recognized when all four of the following criteria are met:

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

Basic and Diluted Income/Loss per Share

Basic profit per share has been computed by dividing the profit for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  As of December 31, 2008, the Company had 3,741,390 warrants and 2,800,000 options outstanding to purchase up to 6,541,390 shares of common stock.  However, the effect of the Company's common stock equivalents would be anti-dilutive for the warrants and they have been excluded from this disclosure for December 31, 2008 and 2007 and thus were not considered.

	2007		EPS Basic	EPS Fully Diluted	2008		EPS Basic	EPS Fully Diluted
Common stock	44,168,683		$0.78		57,109,426		$0.11
Warrants	2,888,667				2,888,667
Options	4,446,000	*			2,800,000	**
Series A	7,507,729				4,420,424
				$0.59				$0.11
* Excludes 20,000 options at $1.00 and 3,066,978 warrants at $1.00 and 477,723 warrants at $1.85 as anti dilutive. **Excludes 477,723 warrants at $1.85 as anti dilutive

Income Taxes

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

The Company is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities.

Stock Compensation for Non-Employees

At December 31, 2008, the Company has an employee compensation plan, which is described more fully in Note 8.  Prior to 2003, the Company accounted for those plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans has an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2003, the Company adopted the fair value recognition provision of the FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation.  All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provision of Statement No. 123 been applied to all awards granted to employees after January 1, 2002.

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement is effective for us on January 1, 2009.  Early adoption of this provision is prohibited. We do not expect this statement to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement was effective for us on November 15, 2008 and did not have a material impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on January 1, 2009.  The adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated results of operations or financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009.  The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 is effective for us on January 1, 2009.  The adoption of EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP is effective for us on January 1, 2009 and requires all prior-period earnings per share data that are presented to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 is effective for the first reporting period ending after December 15, 2008. FSP 140-4 is not expected to have a material impact on our consolidated financial statements.

Reclassifications

Certain amounts from the prior year have been reclassified to conform with the 2008 presentation.

NOTE 2 - INCOME TAXES

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York.  As of December 31, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $11,945,052 in the United States and $7,247,654 in the United Kingdom that may be offset against future taxable income through 2023.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.  Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

For the years ending December 31, 2008 and 2007 income tax expense was $0 and $0, respectively.

	2008	2007
Income Tax Provision at Statutory rate	3,220,000	$1,210,000
Adjustment to reconcile to the Income tax provision:
Valuation allowances	-
Benefit of Net Operating loss carry forward	(3,220,000)	(1,210,000)

Provision for Income Tax	-	-

SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.  For the years ended December 31, 2008 and 2007, the Company’s uncertain tax position includes the informational return filing for certain foreign corporations pursuant to IRC §6038 and §6046. The Company does not expect this uncertainty to have a material impact on its consolidated financial statements.

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

At the time of the exchange of the Convertible Promissory Notes for the Series A Convertible Redeemable Preferred Stock, the Company reduced the exercise price of the 2,888,667 warrants originally issued with the Convertible Notes in March and April of 2005 from $1.85 to $.50. On December 8, 2006, $259,018 of Series A Convertible Redeemable Preferred shares were converted into 256,200 shares of Common Stock.

During the year ended December 31, 2007, $824,432 of Series A Convertible Redeemable Preferred Stock was converted to 816,269 shares of common stock.

During the year ended December 31, 2008, $3,118,178 of Series A Convertible Redeemable Preferred Stock was converted and redeemed to 3,874,343 shares of common stock

On December 15, 2008 the Company entered into an agreement with an institutional investor in the Series A 6% preferred redeemable stock by which the Company agreed to purchase 2,851,686 shares and the accompanying 960,000 warrants for $0.28 per share subject to approval from the majority of the other Series A investors.  During the negotiation of this transaction, and prior to December 31, 2008, the investor converted its Series A preference shares into common stock.  Subsequent to year end, on February 5, 2009, the Company received approval to purchase the shares pursuant to the agreement from a majority of the other Series A investors.

Series A Preferred Stock

Preferred stock issued for redemption of Convertible Notes Payable	$8,666,000
Converted during the years ended December 31, 2006 and 2007	(1,083,194)
Balance at December 31, 2007	7,582,806
Converted during the year ended December 31, 2008	(3,118,178)
Balance at December 31, 2008	$4,464,628

NOTE 5  -  RELATED PARTY TRANSACTIONS

Eugene Christiansen, a Director of the Company, was paid $150,000 in consultancy fees during the year.

NOTE 6  -  COMMON STOCK TRANSACTIONS

The Company had the following common stock transactions during the years ended December 31, 2008 and 2007:

For the year ended December 31, 2007

•	816,269 shares of common stock issued related to the conversion of Series A Convertible Redeemable Preferred Stock.

•	2,889,399 shares of common stock issued for investments.

•	137,500 shares of common stock issued for consulting services.

For the year ended December 31, 2008

•	3,874,343 shares of common stock issued related to the conversion and redemption of Series A Convertible Redeemable Preferred Stock.

•	3,045,125 shares of common stock issued for investments.

•	440,000 shares of common stock issued for consulting services.

•	1,766,342 shares of common stock issued related to the exercise of options.

NOTE 7  -  STOCK OPTIONS AND WARRANTS

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

The 2002 Equity Compensation Plan provides for options equivalent up to 10% of the issued share capital of the company to be offered.  The original exercise price of the options was equal to one half the price at which the Common Stock is issued at the first public offering, however, subsequent to the adoption of the 2002 Equity Compensation Plan the board determined that the exercise price would be issued from a range of $0.50 to $2.00 per option.  Those eligible to participate in this plan are entitled to vest 25% of the stock offered in this option for each six months of service with the Company.  After vesting the exercise of these options must be done within ten years of the option date.  As of December 31, 2006, 315,250 options have been exercised and 566,000 options are outstanding.

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

In connection with the issuance of convertible debt on March 24, 2005 and April 6, 2005, the Company issued 477,723 placement agent warrants.  Each warrant is exercisable for a period of five years at a price of $1.85 for one share of common stock.  The fair value of the warrants was estimated at $626,578 using the Black-Scholes options pricing model with the following assumptions: no dividend, risk-free interest rate of 4.3%, and an expected life of 5 years and volatility of 96%.  The values of the warrants have been booked as deferred charges and were amortized over the two year life of the convertible debt.

In connection with the November 29, 2006 exchange of Series A Convertible Redeemable Preferred Stock for the Convertible Debt issued on March 24, 2005 and April 6, 2005, the Company reduced the exercise price to $.50 from $1.85 for the 2,888,667 warrants issued with the Convertible Debt.  Each warrant is exercisable for a period of five years, and their term was not extended.

The fair value of the warrants was estimated at $189,042 using the Black-Scholes options pricing model with the following assumptions :  no dividend, risk-free interest rate of 4.3%, and an expected life of 5 years and volatility of 96%.  The values of the warrants have been booked as deferred charges and were amortized over the two year life of the convertible debt.

The following table sets forth the options outstanding as of December 31, 2007 and 2008 :

		Weighted
		Average	Weighted
		Exercise	Average
	Options	Price	Fair Value
Options outstanding, December 31, 2006	566,000	$0.52	-
Granted, Exercise price more than fair value	4,000,000	$0.215	-
Granted, Exercise price less than fair value
- Expired	-	-	-
- Exercised	-	-	-
- Cancelled	(816,000)	$0.427	-
Options outstanding, December 31, 2007	3,750,000	$0.215	-

Exercised	950,000	$0.215

Options outstanding, December 31, 2008	2,800,000	$0.215	-

A summary of the options outstanding as of December 31, 2008 by range of exercise prices is shown as follows :

				Weighted	Weighted
		Weighted	Shares /	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life

$0.215	2,800, 000	$0.215	2,800,000	$0.215	3years

The following table sets forth the warrants outstanding as of December 31, 2008 :

		Weighted
	Options /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Warrants outstanding, December 31, 2008	2,888,667	$0.5	$0.5
Granted, Exercise price more than fair value	375,000	$0.52	$0.52
Granted, Cashless Exercise price more than fair value	477,723	$1.85	$1.85
Expired	3,066,978

Warrants outstanding, December 31, 2008	3,741390	$1.06	1.06

The following table sets forth the summary of warrants outstanding as of December 31, 2008 by range of exercise price :

					Weighted	Weighted
			Weighted		Average	Average
			Average	Warrants	Exercise Price	Contractual
	Exercise	Warrants	Exercise	Currently	Currently	Remaining
	Price	Outstanding	Price	Exercisable	Exercisable	Life	$

	$1.00	3,066,978	$1.00	3,066,978	$1.00	0.25	3,066,978
	$0.50	2,888,667	$0.50	2,888,667	$0.50	2.25 years	1,444,333
Dec 31, 2007	$1.85	477,723	$1.85	477,723	$1.85	2.25 years	883,788

Exercised		-		-
Cancelled
Dec 31, 2007		6,433,368		6,433,368	$0.84	1.58 years	5,395,099
Issued	$0.52	375,000	$0.52	375,000	0.52	5.0 years	195,000
Expired	$1.00	3,066,978	$1.00	(3,066,978	1.00

Dec 31, 2008		3,741,390		3,741,390	0.95	3.1	2,523,121

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2007:

		December 31, 2008		December 31, 2007
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	2	$8,281,899	$8,281,899	$4,753,040	$4,753,040
Marketable securities	1	876,186	876,186	-	-
Accounts receivable	2	2,757,685	2,757,685	2,323,543	2,323,543
Other receivables	3	146,025	146,025	123,631	123,631
Investments	3	6,497,470	6,497,470	2,886,427	2,886,427
Liabilities
Accounts payable	3	749,118	749,118	659,891	659,851
Accrued expenses	3	268,748	268,748	560,046	560,046

Fair Value Option

On January 1, 2008, the Company adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value are recognized in earnings as they occur for those assets and liabilities for which the election is made. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

NOTE 9- MARKETABLE SECURITIES

Available-for-sale marketable securities consisted of the following at December 31, 2008:

	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income
Current:
Common Stock	$876,186	-	-
Total current securities	876,186	-	-
Total available-for-sale securities	$876,186	-	-

NOTE 10- INVESTMENTS

 At December 31, 2008 and 2007, the Company had investments in the following various entities:

	2008	2007
Prize Mobile Ltd.	$1,860,235	$-
Probability Games	-	88,755
XOGO Ltd.	1,314,735	487,263
MDS Software Ltd.	-	520,000
Rosario Technologies Ltd.	2,572,500	-
Pharma Digital Solutions Ltd.	-	739,388
Avatar Gateways	500,000	-
Scientific Energy	-	801,021
DG2L Technologies	250,000	250,000

Total cost	$6,497,470	$2,886,427

The Company currently holds less than 10% of each of the respective privately-held entities which approximates the Company’s pro rata share of their underlying value. It is not practicable to estimate the fair value of the Company’s investment in the common stock of these entities because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. However, management believes that the carrying amount was not impaired as of December 30, 2008 and 2007, respectively.

NOTE 11- SUBSEQUENT EVENTS

On February 5, 2009, the Company received approval from a majority of its Series A 6% convertible redeemable preference share investors to repurchase 2,851,686 shares of its common stock pursuant to the December 15, 2008 agreement with an institutional investor.
Kevin Donovan joined the Company as its Chief Executive Officer, effective February 1, 2009.   Also effective on February 1 2009, Anna Houssels, a current non-executive member of the Company’s Board of Directors, joined the Company’s executive management team as Vice President of Sales.

Mr Donovan is employed as Chief Executive Officer and Director under agreement commencing February 1 2009 for three years which may be extended by mutual agreement for further one year periods. Basic initial annual remuneration is $260,000 and is subject to annual upward review at the discretion of the Board. He has been awarded 1,500,000 share options vesting over the three years at an exercise price of $0.355. The other terms and conditions of the agreement are considered standard for an appointment of a senior executive.

Ms Houssels is employed as Executive Vice President of International Sales under an agreement dated February 1 2009 for three years which may be extended by mutual agreement for further one year periods. Basic initial annual remuneration is $375,000 and is subject to annual upward review at the discretion of the Board. Ms Houssels is eligible for a bonus on certain sales that she generates over an agreed minimum target determined by the board, and has been awarded 1,500,000 share options vesting over the three years at an exercise price of $0.355. The other terms and conditions of the agreement are considered standard for an appointment of a senior executive.

On December 16, 2008 the company announced that Kevin Donovan will join the Company as its Chief Executive Officer, effective February 1, 2009.  Mr. Donovan has over 25 years experience in corporate branding and licensing with prominent entities such as the 2002 Winter Olympics, professional sports properties and entertainment media companies.  Also effective on February 1 2009, Anna Houssels, a current non-executive member of the Company’s Board of Directors, will join the Company’s executive management team as Vice President of Sales.

INDEX TO EXHIBITS

Exhibit 31.1*	Certification of Lee Cole, Acting Principal Executive Officer, pursuant to Rule 14(a) or Rule 15(d) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Linden J H Boyne, Chief Accounting Officer, pursuant to Rule 14(a) or Rule 15(d) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Lee Cole, Acting Principal Executive Officer, pursuant to 18 u.s.c. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification of Linden J H Boyne, Chief Accounting Officer, pursuant to 18 u.s.c. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith