Form 10-Q
period 2009-03-31
ELECTRONIC GAME CARD INC
filed 2009-05-15
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-25853

ELECTRONIC GAME CARD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 318 N Carson Street, Suite 208,Carson City, Nevada (Address of Principal Executive Offices)	87-0570975 (I.R.S. Employer Identification No.) NV 89701 (Zip Code)

(888) 341-3421
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.  Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4th, 2009
Common Stock, $0.001 par value	59,358,702

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

The forward-looking statements in this Quarterly Report on Form 10-Q speaks as of the date of this report.  We expressly disclaim any obligations or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

ELECTRONIC GAME CARD, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC GAME CARD, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,687,299	$8,281,899
Marketable securities	225,858	876,186
Accounts receivable	2,457,050	2,757,685
Deposit on inventory	51,833	51,833
Other receivables	342,840	120,109
VAT receivable	4,571	25,916
Deferred charges	-	38,119
Total current assets	12,769,451	12,151,747
Machinery and equipment	68,900	68,900
Office equipment	58,078	58,078
Furniture and fixtures	1,017	1,017
Less accumulated depreciation	(110,563)	(106,398)
Net property, plant and equipment	17,432	21,597

OTHER ASSETS
Patents	256,952	258,321
Investments	7,422,470	6,497,470
Total assets	$20,466,305	$18,929,135
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,000,408	$749,118
Accrued liabilities	235,940	268,748
Total current liabilities	1,236,348	1,017,866
Deferred license fees	154,625	279,625
Total liabilities	1,390,973	1,297,491

Series A 6% convertible redeemable preferred stock, $.001 par value, 10,000,000 shares authorized; 4,464,628 and 4,420,404 shares issued and outstanding at of March 31, 2009 and December 31, 2008, respectively	4,464,628	4,464,628

Shareholders’ equity/(deficit)
Common stock, $.001 par value, 100,000,000 shares authorized; 59,358,702, and 57,137,661 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	59,358	57,137
Additional paid in capital	33,018,537	33,318,440
Accumulated deficit	(17,033,244)	(19,192,706)
Accumulated other comprehensive loss	(1,433,947)	(1,015,855)
Total shareholders’ equity	14,610,704	13,167,016
Total liabilities and shareholders’ equity	$20,466,305	$18,929,135

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2009	March 31, 2008

Revenue	$2,951,095	$2,294,621
Cost of revenue	638,511	549,000
Gross margin	2,312,584	1,745,621

Operating expenses:
Sales and marketing	63,340	791
General and administrative	125,257	128,149
Professional fees	268,516	151,482
Salaries and wages	73,235	86,886

Total operating expenses	530,348	367,308

Income from operations	1,782,236	1,378,313

Other income (expense):
Interest income	67,241	61,577
Interest expense	(105,089)	(148,062)
Gain on sale of investments	415,075
Net income	$2,159,463	$1,291,828

Other comprehensive (loss) gain:
Foreign currency translation loss	(1,172)	(4,349)
Unrealized loss on marketable securities	(416,920)	-

Comprehensive income	$1,741,371	$1,287,479

Net income per common share (basic)	$0.04	$0.03

Weighted average number of common shares outstanding (basic)	60,265,654	50,031,766

Net income per common share (diluted)	$0.03	$0.02

Weighted average number of common shares outstanding (diluted)	67,840,154	62,487,058

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31, 2009		March 31, 2008
Cash flows from operating activities:
Net income		$2,159,463		$1,291,828
Adjustments to reconcile net income from continuing operations to net cash used in operating activities
Depreciation and amortization		4,165		9,321
Amortization of deferred charges		38,119		38,119
Deferred license fees		(125,000)		(125,000)
Gain on sale of investments		(415,075)		-
Stock issued for services		-		23,200
Change in assets and liabilities:
Accounts receivable		300,635		(299,473)
Value Added Tax receivable		21,345		6,638
Other receivables		10,676		110
Accounts payable		251,290		(34,196)
Accrued liabilities and interest payable		(32,808)		101,210
Net cash provided by (used in) operating activities		2,202,885		1,011,757

Cash flows from investing activities:
Purchase of property and equipment		-		-
Purchase of investments		(675,000)		(53,542)
Proceeds from sale of investments		675,000		-
Net cash provided by (used in) investing activities		-		(53,542)

Cash flows from financing activities:
Cash paid for share buy back		(798,472)		-
Net cash provided by financing activities		(798,472)		-
Foreign currency exchange effect on cash		986		(4,349)
Net increase in cash and cash equivalents		1,405,399		953,866
Cash and cash equivalents at beginning of period		8,281,899		4,753,040
Cash and cash equivalents at end of period		$9,687,298		$5,706,906
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest		$-		$-
Income Taxes		$-		$-
Supplemental disclosure of cash flow information:
Shares issued for investments		$500,000		$556,210
Shares issued for redeemable preference shares	$			$1,032,884
Receivable issued on sale of investments		$233,407	$

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization and Basis of Presentation

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

The Company is engaged in the development, marketing, sale and distribution of recreational electronic software which is primarily targeted towards the global sales promotion, gaming and lottery markets.  The Company’s patent protected technology was originally conceived for the global sales promotion and lottery industries and marketed under the name of Electronic GameCard™.  The shape of a pocket GameCard is flexible to clients’ needs but is currently approximately the size of a credit card, operated electronically by touch and incorporating a microchip and LCD screen showing numbers or icons.  Additional markets with considerable potential for the Company's reward based games products are Indian Gaming, general gaming outlets like bingo halls and casinos and private and social lotteries.  The Company is launching its technology into new market sectors such as Education, Sports/Hobbies and Celebrations.  The Company designs its GameCards to play game types, formats and prize structures as required by its customers.  The Company is building a software library of generic game formats of popular, widely recognized and understood themes.  The current software library stands at 35 unique games.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Electronic Game Card, Inc. for the year ended December 31, 2008.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations” which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. Iffair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the consolidated financial statements.

In November 2008, the FASB ratified EITF Issue 08-7, Accounting for Defensive Intangible Assets. A defensive intangible asset is an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. According to the guidance, defensive intangible assets are considered to be a separate unit of account and valued based on their highest and best use from the perspective of an external market participant. The company adopted EITF 08-7 on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of the business combinations subject to this statement.

2.           Income Taxes

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York.  As of March 31, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $10,038,097 in the United States and $7,411,842 in the United Kingdom that may be offset against future taxable income through 2023.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.  Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

A tax benefit has been reported in the financial statements to the extent that it can be utilized to offset current income tax.  The remaining potential tax benefits of the loss carry-forwards are offset by a valuation allowance.

For the three months ended March 31, 2009 and 2008 income tax expense was $0 and $0, respectively.

As at March 31,:	2009	2008
Income Tax Provision at Statutory rates	889,000	$659,000
Adjustment to reconcile to the Income tax provision:
Valuation allowances	-
Benefit of Net Operating loss carry forward	(889,000)	(659,000)

Provision for Income Tax	-	-

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

4.           Related Party Transactions

During the three months ended March 31, 2009 2008 the Company incurred rent expense of $18,750 and $17,797 for the London office, respectively, which it rents from an affiliate of the Company.

5.           Fair Value of Financial Instruments

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

The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

		March 31, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	2	$9,687,299	$9,687,299	$8,281,899	$8,281,899
Marketable securities	1	225,858	225,858	876,186	876,186
Accounts receivable	2	2,457,050	2,457,050	2,757,685	2,757,685
Other receivables	3	347,411	347,411	146,025	146,025
Investments	3	7,422,470	7,422,470	6,497,470	6,497,470
Liabilities
Accounts payable	3	1,000,408	1,000,408	749,118	749,118
Accrued expenses	3	235,940	235,940	268,748	268,748

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

The Company has adopted two stock compensation plans entitled the 2007 Equity Compensation Plan and 2008 Equity Compensation Plan.  Pursuant to these Equity Compensation Plans, grants of shares can be made to:

(i)	designated employees of Electronic Game Card Inc. (the “Company”) and its subsidiaries including Electronic Game Card Ltd,

(ii)	certain advisors who perform services for the Company or its subsidiaries, and

(iii)
non-employee members of the Board of Directors of the Company (the “Board”) with the opportunity to receive grants of incentive stock options, nonqualified options, share appreciation rights, restricted shares, dividend equivalent rights and cash awards.  The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company’s shareholders, and will align the economic interests of the participants with those of the shareholders.  The both Equity Compensation Plans provide for options equivalent up to 10% of the issued share capital of the company to be offered to those qualifying under the scheme.  On February 6, 2007 the Company issued 2,000,000 options to management and staff at an exercise price of 17.5c per share and 2,000,000 at an exercise price of 25c per share.  In September and October 2008 the company issued 3,000,000 options at an exercise price of $0.52 and in March 2009, 3,000,000 options at an exercise price of $0.335.

The company has a total of 7,383,368 options and warrants outstanding at March 31, 2009.

The following table sets forth the options outstanding as of December 31, 2007 and 2008 :

	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, December 31, 2006	566,000	$0.52	-
Granted, Exercise price more than fair value	4,000,000	$0.215	-
Granted, Exercise price less than fair value
- Expired	-	-	-
- Exercised	-	-	-
- Cancelled	(816,000)	$0.427	-
Options outstanding, December 31, 2007	3,750,000	$0.215	-

Exercised	950,000	$0.215	-

Options outstanding, March31, 2008	0	0	-

A summary of the options outstanding as of December 31, 2008 by range of exercise prices is shown as follows:

Exercise Price	Shares / Warrants Outstanding	Weighted Average Exercise Price	Shares / Warrants Currently Exercisable	Weighted Average Exercise Price Currently Exercisable	Weighted Average Contractual Remaining Life

$0.215	2,800,000	$0.215	2,800,000	$0.215	3 years
$0.52	3,000,000	$0.52	3,000,000	$0	4.75 years

A summary of the options outstanding as of March 31, 2009 by range of exercise prices is shown as follows:

Exercise Price	Shares / Warrants Outstanding	Weighted Average Exercise Price	Shares / Warrants Currently Exercisable	Weighted Average Exercise Price Currently Exercisable	Weighted Average Contractual Remaining Life

$0.52	3,000,000	$0.52	3,000,000	$0	4.5 years
$0.335	3,000,000	$0.335	3,000,000	$0	2.9 years

The following table sets forth the warrants outstanding as of December 31, 2008 :

	Options / Warrants Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Warrants outstanding, December 31, 2008	2,888,667	$0.5	$0.5
Granted, Exercise price more than fair value	375,000	$0.52	$0.52
Granted, Cashless Exercise price more than fair value	477,723	$1.85	$1.85
Expired	3,066,978
Warrants outstanding, December 31, 2008	3,741,390	$1.06	1.06

The following table sets forth the summary of warrants outstanding as of December 31, 2008 by range of exercise price :

	Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	Warrants Currently Exercisable	Weighted Average Exercise Price Currently Exercisable	Weighted Average Contractual Remaining Life	$

Issued	$1.00	3,066,978	$1.00	3,066,978	$1.00	0.25 years	3,066,978
Issued	$0.50	2,888,667	$0.50	2,888,667	$0.50	2.25 years	1,444,333
Issued	$1.85	477,723	$1.85	477,723	$1.85	2.25 years	883,788

Dec 31, 2007		6,433,368		6,433,368	$0.84	1.58 years	5,395,099

Issued	$0.52	375,000	$0.52	375,000	$0.52	5.0 years	195,000
Expired	$1.00	(3,066,978)	$1.00	(3,066,978)	$1.00

Dec 31, 2008		3,741,390		3,741,390	$0.95	3.1 years	2,523,121

Mar 31, 2009		3,741,390		3,741,390	$0.95	3.0years	2,523,121

7.           Series A Preferred Convertible Redeemable Stock

On March 24, and April 6th, 2005 the Company sold a total of $8,666,000 Convertible Promissory Notes to accredited investors in a private placement of securities.  This note was payable upon written demand on or after March 31, 2007, and was converted into Series A Preferred Convertible Redeemable Stock (“Series A”) at the Company’s election on November 29, 2006.  Each share of Series A is convertible into one share of Common Stock at no cost by stockholder and is redeemable by the Company not later than March 15, 2010.  Series A pays interest at 6% per annum.  Dividends payable are included within accrued liabilities on the Company’s balance sheet.  Also, the Registrant issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A stock.  The Warrants shall be exercisable to acquire shares of Series A upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A.  The Series A Warrants first issued on March 24, 2005 expire on March 24, 2010.

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

Currently there are 4,464,628 Series A shares outstanding and there were no conversions in the period presented.

8.	Available-for-Sale Securities

Available-for-sale securities consist of the following:

	March 31, 2009
	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income
Current:
Common Stock	$225,858	-	$1,172
Total current securities	225,858	-	1,172
Total available-for-sale securities	$225,858	-	$1,172

During the period the company sold shares to the value of $233,407 and the remaining shares were valued at $225,858 resulting in an unrealized loss of $416,920.  Net unrealized holding losses on available-for-sale securities in the amount of approximately $1,172 for the period ended March 31, 2009 have been included in accumulated other comprehensive income.

9.           Investments

As of March 31, 2009 and December 31, 2008 the company had investments at cost in the following entities:

	March 31, 2009	December 31, 2008

Prize Mobile Ltd	$1,860,235	$1,860,235
XOGO Ltd	1,314,735	1,314,735
Rosario Technologies Ltd	3,247,500	2,572,500
Avatar Gateways	500,000	500,000
Target Wireless	500,000	-
DG2L Technologies	-	250,000

Total Cost	$7,422,470	$6,497,470

The company holds 19.61% of Prize Mobile and less than 10% of each of the respective privately held entities which approximates the company’s pro rata share of their underlying value.  The company made these investments in technologies which are complimentary to its current technologies or has received stock from sale of other investments.  It is not practicable to estimate the fair value of the Company’s investment in the common stock of these entities because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.  However, management believes that the carrying amount of $7,422,470 was not impaired as of March 31, 2009.

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

Indian Gaming Market

The Indian Gaming on Native American Tribal Lands covers parts of 28 States within the United States of America and represents a significant portion of the total gaming industry.  The NIGC report that the market was $25.7 billion dollars in revenue in 2006 with 415 casinos operated by more than 200 tribes across the United States and Canada.

The Company has a legal opinion from the National Indian Gaming Commission (“NIGC”) that the EGC GameCard is a Class II device under IGRA (Indian Gaming Regulatory Act).  The Class II designation is significant because it exempts the Company from becoming subject to the state license procedures and requirements.

Business Strategy

The Company has continued to expand its volume production of the Electronic GameCards™.  This necessitated the cost effective and secure design of GameCards from the manufacturers, involving quality control practices of an extremely high level.  The Company marketed the Electronic GameCard™ in conjunction with Scientific Games International, Inc. through the distribution agreement for North America, Mexico and Italy distribution of Electronic GameCards™ to the lottery industry and directly to sales promotion companies and lotteries in Europe excluding Italy.  Staff is responsible for either selling the GameCards direct  in the case of sale promotion products or in the case of lotteries, through an exclusive distribution license.

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

Product Development

The company has a continuous program of product development comprising improvement of existing designs and additions to the suite of games currently on offer to clients.  Game design is divided into four stages; concept development, software writing, testing and finally manufacturing.  Product development and improvement is generated by in house review and response to specific customer recommendations.

The production team continues to focus on physical and software improvements and this has resulted in sourcing higher specification Chip, more complex LCD display and changes to the depth of the gamecard casing.

This increased depth in the casing will allow us to explore the use of replaceable (AAA alkaline batteries), which will lead to increased product longevity.

The production team is also looking at the advantages of increasing the overall size of the gamecard with a view to refreshing the existing portfolio by offering a larger product with improved LCD visibility.

Additionally a new checksum function, using a Base 16 code will be added to the GameCard software to provide a coded product verification solution for Client’s back office users and Gaming Regulators.

The key focus for the last quarter has been on the Know It All quiz card and Thomas & Friends projects.

Following an intensive week of software testing and technical development in Hong Kong in April, the first variation of the Know It All Quiz Card software has been signed off and full working samples will be produced . It is expected that samples will be available during the next quarter.

In the meantime, work on the game script for the 2nd variation, using an improved 6 x 5 dot matrix STN LCD screen is underway and software testing on this is due to take place by the end of the next quarter.

These games have working titles such as Fruit Loot, Chase The Ace and Dime Busters.

The GameCard has passed a series of tests by Gaming Laboratories, Inc. (GLI), one of the most respected testing houses in the global gaming industry.  These tests proved the GameCard’s ability to resist attempts at manipulating the IC logic or otherwise breaching the numerous security measures incorporated in the GameCard.  This formal endorsement by GLI of the GameCard’s effective security defenses demonstrates the Company’s continuing commitment to product development and security.

We are now able to offer customers a library of 35 games most of which can be personalized to their specific design requirements.

Results of Operations

The company has recorded $2,951,095 of revenues this quarter compared with $2,294,621 in the same period in 2008.  This represents revenue growth of 28.6% on the comparable period and has been derived from repeat business, additional licensing and also trial orders of new lines introduced at the end of last year.  This may be regarded as volume growth as there have been no price increases compared with the same period last year.

Gross Profit was $2,312,584, an increase of 32.5% compared with $1,745,621 in the comparable period in 2008.  The increase in Gross profit margin reflected the increase in license fees which have minimal associated cost.  The company purchases its manufactured stock in USD and all cost of product it dependent on the strength of the currency at the time of ordering.

Sales and Marketing costs were $63,340 compared with $791 in the same period for 2008, primarily due to Sales staff employed to generate sales.  The current staffing levels are expected to increase as our sales and marketing team increase activity in the North America and the Pacific Rim.

General and Administration expenses were $125,257, a decrease of 2.5% when compared with $128,149 for the same period in 2008.  This expense was lower than the comparable period as we were able to make further economies, mostly linked to lower Administrative staff numbers, during the period.

Consultancy costs were higher at $268,516 an increase of 77.3% when compared with $151,482 for the same period in 2008.  This was due to examination of new product areas for the gamecard and testing performed by GLI.  This will continue as new products are developed.

Salaries and payroll costs were $73,235 compared with $86,886 in 2008 as costs were closely controlled in the period and will continue to be so, on an on-going basis.

Operating income excluding the interest charges was $1,782,236 compared with $1,378,313, an increase of 29.3% on the comparable period of 2008.  Higher revenues and lower cost of sales combined to produce this improvement.

Total comprehensive income was $1,741,371, 35% better than the $1,287,479 for the same period in 2008.

Basic earnings per share were $0.04 in 2009 compared with $0.03 in the comparable period of 2008.  Fully diluted earnings per share were $0.03 and $0.02 respectively.

The company sold its investment in DG2L which had a carrying value of $250,000 for $675,000, a profit of $425,000.  We also sold marketable securities to the value of $233,407 and revalued the remaining marketable securities at $225,858, an unrealized loss in value of $416,920.

Liquidity and Financial Resources

The Company had cash and cash equivalents of $9,687,299 at March 31, 2009 compared to $8,281,899 at December 31, 2008.  Operating expenses were approximately $530,000 for the quarter.  As of March 31, 2009, EGC current assets were $12,769,451 and current liabilities were $1,236,348.  Stockholders’ equity at March 31, 2009 was $14,609,915.  We had net cash provided by (used in) operating activities for the three months ended March 31, 2009 and 2008 of $2,202,885 and $1,011,757, respectively.

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

There have been no material changes in our market risk since December 31, 2008.

We have Series A Redeemable convertible stock which carries a 6% dividend and is redeemable in May 2010.  There are currently 4,464,628 of Series A outstanding.  These instruments are not leveraged and are held for purposes other than trading.

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

At the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d -15-e under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer the Company concluded that information is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009, the end of the period.  Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Chief Financial Officer, each of them has determined that our disclosure controls and procedures are effective.

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

ELECTRONIC GAME CARD

Date :May 15 2009	By: /s/ Lee Cole
Lee Cole
Executive Officer

Date : May 15 2009	By: /s/ Linden Boyne
Linden Boyne
Secretary / Treasurer
(Principal Financial Officer)

End of Filing