Form 10-Q
period 2009-06-30
ELECTRONIC GAME CARD INC
filed 2009-08-14
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.  Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2009
Common Stock, $0.001 par value	60,843,297

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

ELECTRONIC GAME CARD, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC GAME CARD, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,352,973	$8,281,899
Marketable securities	254,768	876,186
Accounts receivable	3,258,938	2,757,685
Deposit on inventory	51,833	51,833
Other receivables	125,967	120,109
VAT receivable	14,304	25,916
Deferred charges	-	38,119
Total current assets	15,058,783	12,151,747

Machinery and equipment	71,575	68,900
Office equipment	61,392	58,078
Furniture and fixtures	1,160	1,017
Less accumulated depreciation	(120,977)	(106,398)
Net property, plant and equipment	13,150	21,597

OTHER ASSETS
Patents	268,977	258,321
Investments	7,422,470	6,497,470
Total other assets	7,691,447	6,755,791
Total assets	$22,763,380	$18,929,135
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$624,526	$749,118
Accrued liabilities	214,753	268,748
Total current liabilities	839,279	1,017,866
Deferred license fees	29,625	279,625
Total liabilities	868,904	1,297,491
Series A 6% convertible redeemable preferred stock, $.001 par value, 10,000,000 shares authorized; 3,348,823 and 4,464,628 shares issued and outstanding at of June 30, 2009 and December 31, 2008, respectively	3,348,823	4,464,628

Shareholders’ equity
Common stock, $.001 par value, 100,000,000 shares authorized; 60,843,297, and 57,137,661 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	60,843	57,137
Additional paid in capital	34,954,064	33,318,440
Accumulated deficit	(15,195,839)	(19,192,706)
Accumulated other comprehensive loss	(1,273,415)	(1,015,855)
Total shareholders’ equity	18,545,653	13,167,016
Total liabilities and shareholders’ equity	$22,763,380	$18,929,135

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$3,056,542	$2,485,683	$6,007,637	$4,780,304
Cost of revenue	600,431	512,589	1,238,942	1,161,589
Gross margin	2,456,111	1,873,094	4,768,695	3,618,715

Operating expenses:
Sales and marketing	7,806	40,564	71,146	41,355
General and administrative	237,770	199,449	363,027	327,598
Professional fees	310,131	125,667	578,649	277,149
Salaries and wages	83,446	86,105	156,681	172,990

Total operating expenses	639,153	451,785	1,169,503	819,092

Income from operations	1,816,958	1,421,309	3,599,192	2,799,623

Other income (expense):
Interest income	94,442	61,669	152,133	123,245
Interest expense	(63,996)	(147,432)	(169,085)	(295,494)
Gain on sale of investments	-	122,900	415,075	122,900
Total other income (expense)	20,446	37,137	398,123	(49,349)

Net income	$1,837,404	$1,458,446	$3,997,315	$2,750,274

Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	131,622	(114,719)	130,450	(119,068)
Unrealized loss on marketable securities	28,910	-	(388,010)	-

Comprehensive income	$1,997,936	$1,343,727	$3,739,755	$2,631,206

Net income per common share (basic)	$0.03	$0.03	$0.06	$0.05

Weighted average number of common shares outstanding (basic)	59,616,374	51,439,633	59,637,091	50,031,766

Net income per common share (diluted)	$0.03	$0.02	$0.06	$0.04
Weighted average number of common shares outstanding (diluted)	68,579,997	64,871,010	67,830,650	64,091,569

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$3,997,315	$2,750,274
Adjustments to reconcile net income from continuing operations to net cash used in operating activities
Depreciation and amortization	14,579	10,301
Amortization of deferred charges	38,119	76,238
Deferred license fees	(250,000)	(250,000)
Stock issued for services	-	192,000
Gain on sale of investments	(415,075)	(122,900)
Redeemable preferred shares issued for interest	74,830	-

Change in assets and liabilities:
Accounts receivable	(501,253)	(204,662)
VAT receivable	11,612	16,129
Other receivables	(5,858)	(78,628)
Accounts payable	(124,592)	59,353
Accrued liabilities and interest payable	(53,995)	210,838
Net cash provided by (used in) operating activities	2,785,682	2,658,943

Cash flows from investing activities:
Purchase of patents	(10,656)	-
Purchase of property and equipment	(6,132)	-
Purchase of investments	(675,000)	(841,318)
Proceeds from sale of investments	675,000	433,754
Proceeds from sale of marketable securities	233,408	-
Net cash provided by (used in) investing activities	216,620	(407,564)

Cash flows from financing activities:
Cash paid for share buy back	(798,472)	-
Proceeds from issuance of common stock	736,794	-
Net cash used in financing activities	(61,678)	-

Foreign currency exchange effect on cash	130,450	(119,068)

Net increase in cash and cash equivalents	3,071,074	2,132,311

Cash and cash equivalents at beginning of period	8,281,899	4,753,040

Cash and cash equivalents at end of period	$11,352,973	$6,885,351

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	-
Income Taxes	$-	-
Supplemental disclosure of cash flow information:
Shares issued for investments	$500,000	1,083,673
Shares issued for redeemable preference shares	$1,201,008	1,032,884

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

SFAS No. 168 – In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 will become the single source of authoritative non-governmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), EITF, and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009, which means July 1, 2009 Electronic Game Card, Inc.  We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

SFAS No. 165 – In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.165 “Subsequent Events.”  SFAS No. 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This Statement also requires the disclosure of the date through which subsequent events have been evaluated.  The adoption of SFAS No. 165 did not have a material impact on the consolidated financial statements.

FSP EITF No. 03-6-1 – In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  FSP 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”.  This FSP was effective for the Company on January 1, 2009 and requires that all prior-period earnings-per-share data that are presented be adjusted retrospectively.  The adoption of FSP 03-6-1 did not have a material impact on its earnings per share calculations.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt this FSP for its quarter ending June 30, 2009.  The adoption of  FAS 157-4 did not have a material impact on the consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R).  The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph).  The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5.  This FSP was adopted effective January 1, 2009.  There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

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

2.           Income Taxes

The Company is subject to income taxes in the United States of America and the United Kingdom,  As of June 30, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $8,200,693 in the United States and $5,713,615 in the United Kingdom that may be offset against future taxable income through 2023.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.  The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.  Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

A tax benefit has been reported in the financial statements to the extent that it can be utilized to offset current income tax.  The remaining potential tax benefits of the loss carry-forwards are offset by a valuation allowance.

For the six months ended June 30, 2009 and 2008 income tax expense was $0 and $0, respectively.

As at June 30,:	2009
Income Tax Provision at Statutory rates	862,000
Adjustment to reconcile to the Income tax provision:
Valuation allowances	(862,000)
Benefit of Net Operating loss carry forward

Provision for Income Tax	-

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

3.           Related Party Transactions

During the three and six months ended June 30, 2009, the Company incurred rent expense of $35,594 and $58,057 for the London office compared with $37,500 and $58,057 for the comparable periods of 2008, respectively, which it rents from an affiliate of the Company.

4.           Fair Value of Financial Instruments

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

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

The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

		June 30, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	1	$11,352,973	$11,352,973	$8,281,899	$8,281,899
Marketable Securities	1	254,768	254,768	876,186	876,186
Other receivables	3	125,967	125,967	120,109	120,109
Investments	3	7,422,470	7,422,470	6,497,470	6,497,470

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

5.           Stock Options / Warrants

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

The Company has adopted two stock compensation plans entitled the 2007 Equity Compensation Plan and 2008 Equity Compensation Plan.  Pursuant to these Equity Compensation Plans, grants of shares can be made to:

(i)	designated employees of Electronic Game Card Inc. (the “Company”) and its subsidiaries including Electronic Game Card Ltd,

(ii)	certain advisors who perform services for the Company or its subsidiaries, and

(iii)
non-employee members of the Board of Directors of the Company (the “Board”) with the opportunity to receive grants of incentive stock options, nonqualified options, share appreciation rights, restricted shares, dividend equivalent rights and cash awards.  The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company’s shareholders, and will align the economic interests of the participants with those of the shareholders.  The both Equity Compensation Plans provide for options equivalent up to 10% of the issued share capital of the Company to be offered to those qualifying under the scheme.  On February 6, 2007 the Company issued 2,000,000 options to management and staff at an exercise price of 17.5c per share and 2,000,000 at an exercise price of 25c per share.  In September and October 2008 the Company issued 3,000,000 options at an exercise price of $0.52 and in March 2009, 3,000,000 options at an exercise price of $0.355.

The Company has a total of 7,383,368 options and warrants outstanding at June 30, 2009.

The following table sets forth the options outstanding as of June 30, 2009 and 2008 :

	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, June 30, 2008	566,000	$0.52	-
Granted, exercise price more than fair value	4,000,000	$0.2125	-
Granted , exercise price more than fair value	2,000,000	$0.355
Granted , exercise price more than fair value	4,000,000	$0.52
Granted, exercise price less than fair value

- Exercised	(4,000,000)	$0.2125-	-
- Cancelled	(1,066000)	$0.462	-
Options outstanding, June 30, 2009	5,500,000	$0.484	-

A summary of the options outstanding as of June 30, 2009 by range of exercise prices is shown as follows:

Exercise Price	Shares / Warrants Outstanding	Weighted Average Exercise Price	Shares / Warrants Currently Exercisable	Weighted Average Exercise Price Currently Exercisable	Weighted Average Contractual Remaining Life

$0.52	3,500,000	$0.52	0	$0.0	4.25 years
$0.355	2,000,000	$0.355	0	$0.0	2.75 years

The following table sets forth the summary of warrants outstanding as of June 30, 2009 by range of exercise price :

	Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	Warrants Currently Exercisable	Weighted Average Exercise Price Currently Exercisable	Weighted Average Contractual Remaining Life	$

Issued	$1.00	3,066,978	$1.00	3,066,978	$1.00	0.25 years	3,066,978
Issued	$0.50	2,658,832	$0.50	2,888,667	$0.50	2.25 years	1,444,333
Issued	$1.25	288,204	$1.25	477,723	$1.25	2.25 years	883,788
June 30, 2008		6,014,014		6,433,368	$0.84	1.58 years	5,395,099

Issued	$0.52	375,000	$0.52	375,000	$0.52	5.0 years	195,000
Expired	$1.00	(3,066,978)	$1.00	(3,066,978)	$1.00
Exercised	$0.50	283,587	$0.50	(283,587)	-	-	-
June 30, 2009		3,605,623		3,457,803	$0.95	3.1 years	5,590,099

6.           Series A Preferred Convertible Redeemable Stock

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

The Warrants are exercisable at $0.50 per share of Series A, subject to adjustment, and are exercisable for a period of 5 years expiring on March 15, 2010  In addition, at the option of the holder, each Warrant is also immediately exercisable directly to acquire, instead of shares of Series A, shares of Common Stock on an as-converted-from-Series-A basis.  Unexercised Warrants shall expire earlier upon notice by the Company to the holders of the Warrants following any consecutive 30-day trading period during which the Common Stock trades on its principal market at a price at or above three (3) times the then applicable exercise price with average daily volume of at least 100,000 shares (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events).

Currently there are 3,348,823 Series A shares outstanding there were 1,201,008 conversions in the period presented.

7.	Available-for-Sale Securities

Available-for-sale securities consist of the following:

	June 30, 2009
	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income
Current:
Common Stock	$254,768	28,910	$416,920
Total current securities	254,768	28,910	416,920
Total available-for-sale securities	$254,768	28,910	$416,920

During the six months ended the Company sold shares in the amount of $233,407 and the remaining shares were valued at $225,858 resulting in an unrealized loss of $416,920.  Net unrealized holding losses on available-for-sale securities in the amount of approximately $388,010 for the six months ended June 30, 2009 have been included in accumulated other comprehensive income

8.           Investments

As of June 30, 2009 and December 31, 2008 the Company had investments in the following entities:

	June 30, 2009	December 31, 2008

Prize Mobile Ltd	$1,860,235	$1,860,235
XOGO Ltd	1,314,735	1,314,735
Rosario Technologies Ltd	3,747,500	2,572,500
Avatar Gateways	500,000	500,000
DG2L Technologies	-	250,000

Total Cost	$7,422,470	$6,497,470

The Company holds 19.61% of Prize Mobile and less than 10% of each of the respective privately held entities which approximates the Company’s pro rata share of their underlying value.  The Company made these investments in technologies which are complimentary to its current technologies or has received stock from sale of other investments.  It is not practicable to estimate the fair value of the Company’s investment in the common stock of these entities because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.  However, management believes that the carrying amount of $7,422,470 was not impaired as of June 30, 2009.

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

Indian Gaming Market

The Indian Gaming on Native American Tribal Lands covers parts of 28 States within the United States of America and represents a significant portion of the total gaming industry.  The NIGC report that the market was over $26 billion dollars in revenue in 2007 with 405 casinos operated by more than 240 tribes across the United States and Canada.

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

Following an intensive week of software testing and technical development in Hong Kong in April, the first variation of the Know It All Quiz Card software has been signed off and full working samples will be available in August 2009.

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

Results of Operations

The Company has recorded $3,056,542 of revenues this quarter compared with $2,485,683 in the same period in 2008 and $6,007,637 and $4,780,304 in the comparable six months period to June 30, 2009 and 2008.  This represents revenue growth of 22.9% and 25.7% respectively on the comparable periods and has been derived from repeat business, additional licensing and also trial orders of new lines introduced at the end of last year.  This may be regarded as volume growth as there have been no price increases compared with the same period last year.

Gross Profit for the three months ended June 30, 2009 was $2,456,111, an increase of 31.1% compared with $1,873,095 in the comparable period in 2008 and for the six months ended June 30, 2009, gross profit was $4,768,695 compared with $3,618,716 in the comparable period in 2008, 31.8% higher.  The increase in Gross profit margin reflected the increase in license fees which have minimal associated cost.  The Company purchases its manufactured stock in USD and all cost of product is dependent on the strength of the currency at the time of ordering.

Sales and Marketing costs were $7,806 compared with $40,564 in the same period for 2008, the reduction is due primarily to reduced attendances at trade shows in the period ended June 30, 2009.  Sales and marketing costs were $71,146 compared with $41,355 in the comparable period six months in 2008.  The current staffing levels are expected to increase as our sales and marketing team increase activity in the North America and the Pacific Rim.

General and Administration expenses were $237,770, an increase of 19% compared with $199,449 for the same period in 2008.  For the six months ended June 30, 2009, general and administration expenses were $363,027 and $327,598, an increase of 10.8% for the comparable period in 2008. The increases reflect the higher staffing levels in administration during the period.

Professional fees were higher at $310,131, an increase of 147% compared with $125,667 for the same period in 2008 and for the six months ended June 30, 2009, professional fees were $578,649 and $277,149 for the comparable period in 2008 an increase of 131%.  These increases were largely due to higher costs resulting from the strengthened management team now in place.  Salaries and fees related to the new management appointed in this fiscal year total $286,733

Salaries and payroll costs for the three months ended June 30, 2009 were $83,446 compared with $86,105 in 2008 slightly lower than the comparable period and for the six months ended June 30, 2009, salaries and payroll costs were $156,681 and $172,990 for the comparable period in 2008

Operating income excluding the interest charges for the three months to June 30, 2009 was $1,816,958 compared with $1,421,309, an increase of 27.8% on the comparable period of 2008 and for the six months ended June 30, 2009, operating income was $3,599,194 compared with $2,799,623 in the comparable period in 2008 an increase of 28.5%.  Higher revenues and lower cost of sales combined to produce this improvement.

Total comprehensive income for the three months to June 30, 2009 was $1,997,836 compared with $1,343,727, an increase of 48.7% on the comparable period of 2008 and for the six months ended June 30, 2009, total comprehensive income was $3,739,755 compared with $2,631,206 in the comparable period in 2008, 42.1% higher. There was a foreign currency gain of $130,450 in the six months.

Basic earnings per share were $0.03 for the three months ended June 30, 2009 compared with $0.03 in the comparable period of 2008 and $0.06 for the six months ended June 30, 2009 compared with $0.05 in the comparable period of 2008.  Fully diluted earnings per share were $0.03 for the three months ended June 30, 2009 compared with $0.02 in the comparable period of 2008 and $0.06 for the six months ended June 30, 2009 compared with $0.04 in the comparable period of 2008.

Liquidity and Financial Resources

The Company had cash and cash equivalents of $11,352,973 at June 30, 2009 compared to $6,885,351 at June 30, 2008.  Operating expenses were approximately $640,000 for the quarter.  As of June 30, 2009, EGC’s current assets were $15,085,783 and current liabilities were $839,279.  Stockholders’ equity at June 30, 2009 was $18,552,593.  We had net cash provided by (used in) operating activities for the six months ended June 30, 2009 and 2008 of $2,825,585 and $2,785,682, respectively.

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

We have Series A Redeemable convertible stock which carries a 6% dividend and is redeemable in May 2010.  There are currently 3,348,823 of Series A outstanding.  These instruments are not leveraged and are held for purposes other than trading.

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

ELECTRONIC GAME CARD

Date :June14, 2009	By: /s/ Lee Cole
Lee Cole
Executive Officer

Date : June 14, 2009	By: /s/ Linden Boyne
Linden Boyne
Secretary / Treasurer
(Principal Financial Officer)

End of Filing