Form 10-Q
period 2009-09-30
ELECTRONIC GAME CARD INC
filed 2009-11-20
CIK 1083036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-25843

ELECTRONIC GAME CARD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 5405 Alton Parkway, Suite A-353, Irvine, CA 94602 (Address of Principal Executive Offices)	87-0570975 (I.R.S. Employer Identification No.) NV 89701 (Zip Code)

(866) 924-2924
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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2009
Common Stock, $0.001 par value	70,086,709

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future revenues, research and development programs, clinical trials and collaborations and our future cash requirements.  The words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words are intended to identify forward-looking statements.  Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business.  The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict.  Therefore, actual outcome and results may differ materially from what is expressed in such forward-looking statements.

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

ELECTRONIC GAME CARD, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC GAME CARD, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,696,691	$8,281,899
Marketable securities	-	876,186
Accounts receivable	3,668,448	2,757,685
Deposit on inventory	1,214,333	51,833
Other receivables	162,757	120,109
VAT receivable	14,658	25,916
Common stock receivable	628,761	-
Deferred charges	-	38,119
Total current assets	18,385,648	12,151,747

Machinery and equipment	70,794	68,900
Office equipment	60,425	58,078
Furniture and fixtures	1,118	1,017
Less accumulated depreciation	(125,088)	(106,398)
Net property, plant and equipment	7,249	21,597

OTHER ASSETS
Patents, net	593,111	258,321
Investments	8,087,470	6,497,470
Total assets	$27,073,478	$18,929,135

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$769,578	$749,118
Accrued liabilities	1,358,264	268,748
Total current liabilities	2,127,842	1,017,866
Deferred license fees	-	279,625
Total liabilities	2,127,842	1,297,491

Series A 6% convertible preferred stock, $.001 par value, 10,000,000 shares authorized; 2,840,163 and 4,464,628 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,840,163	4,464,628

SHAREHOLDERS’ EQUITY/(DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized; 68,353,451 and 57,137,661 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	68,353	57,137
Additional paid in capital	36,772,260	33,318,440
Accumulated deficit	(13,618,404)	(19,192,706)
Accumulated other comprehensive loss	(1,116,736)	(1,015,855)
Total shareholders’ equity	22,105,473	13,167,016
Total liabilities and shareholders’ equity	$27,073,478	$18,929,135

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$4,238,061	$3,043,566	$10,245,698	$7,823,870
Cost of revenue	924,799	744,000	2,163,741	1,905,589
Gross margin	3,313,262	2,299,566	8,081,957	5,918,281

Operating expenses:
Sales and marketing	94,550	13,600	165,696	54,954
General and administrative	256,276	123,639	619,751	451,237
Professional fees	408,219	282,865	986,868	560,014
Salaries and wages	89,047	104,407	245,728	277,397
Total operating expenses	848,092	524,511	2,018,043	1,343,602

Income from operations	2,465,170	1,775,055	6,063,914	4,574,679

Other income (expense):
Interest income	80,799	87,014	232,932	210,059
Interest expense	(50,228)	(147,747)	(219,313)	(443,041)
Gain on sale of investments & marketable securities	542,704	-	569,769	122,900
Total other income (expense)	573,275	(60,733)	583,388	(110,082)
Net income before provision for income taxes	3,038,445	1,714,322	6,647,302	4,464,597

Provision for income taxes	1,073,000	-	1,073,000	-

Net income	$1,965,445	$1,714,322	$5,574,302	$4,464,597

Other comprehensive (loss) gain:
Foreign currency translation loss	(231,331)	(28,947)	(100,881)	(148,015)
Unrealized profit on marketable securities	-	-	-	-

Comprehensive income	$1,734,114	$1,685,375	$5,473,421	$4,316,382
Net income per common share (basic)	$0.03	$0.03	$0.09	$0.08
Weighted average number of common shares outstanding (basic)	65,109,353	52,041,416	63,046,824	51,604,503
Net income per common share (diluted)	$0.03	$0.03	$0.08	$0.07
Weighted average number of common shares outstanding (diluted)	72,151,865	65,707,416	69,286,884	64,674,490
The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$5,574,302	$4,464,597
Adjustments to reconcile net income from continuing operations to net cash used in operating activities
Depreciation and amortization	18,690	16,137
Amortization of patents and licences	29,166	-
Amortization of deferred charges	38,119	114,357
Deferred license fees	(279,625)	(375,000)
Stock issued for services	-	192,000
Gain on sale of investments	(415,075)	(122,900)
Gain on sale of marketable securities	(154,694)
Preferred stock issued for interest	84,960	-
Change in assets and liabilities:
Accounts receivable	(910,763)	(1,770,166)
Deposit on inventory	(1,162,500)	-
Value Added Tax receivable	11,258	874
Other receivables	(42,648)	(76,978)
Accounts payable	20,460	(23,434)
Accrued liabilities and interest payable	1,081,381	320,447
Net cash provided by operating activities	3,893,031	2,739,934

Cash flows from investing activities:
Purchase of patents	(13,956)	(86,343)
Purchase of property and equipment	(6,132)	-
Purchase of investments	(1,340,000)	(958,207)
Proceeds from sale of investments	675,000	433,754
Proceeds from sale of marketable securities	1,030,880	-
Net cash provided by(used in) investing activities	345,792	(610,796)

Cash flows from financing activities:
Common stock receivable	(628,761)	-
Cash paid for share buy back	(798,472)	-
Proceeds from issuance of Common Stock	1,704,083	-
Net cash provided by financing activities	276,850	-
Foreign currency exchange effect on cash	(100,881)	(148,015)
Net increase in cash and cash equivalents	4,414,792	1,981,123
Cash and cash equivalents at beginning of period	8,281,899	4,753,040
Cash and cash equivalents at end of period	$12,696,691	$6,734,163
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	-
Income Taxes	$-	-
Supplemental disclosure of cash flow information:
Shares issued for investments	$500,000	1,083,673
Shares issued for conversion of preference shares	$1,709,425	1,032,884
Shares issued for intangible assets	$350,000	-
The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC GAME CARD, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

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

Foreign Currency Translation

The Company's functional currency for its foreign subsidiary, Electronic Game Card Ltd., is the British (UK) Pound and the reporting currency is the U.S. Dollar.  All elements of financial statements are translated using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used.  Stockholders’ Equity is translated using the historical rate.  For revenues, expenses, gains and losses the weighted average exchange rate for the period is used.  Translation gains and losses are included as a separate component of stockholders’ equity as other comprehensive income or loss.  Gain and losses resulting from foreign currency transactions are included in comprehensive income or loss.

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities.  In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations.  The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”).  ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased.  ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements.  The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities.  In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations.  The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased.  ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements.  The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”).  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.  The Company has evaluated subsequent events through September 30, 2009, to the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”).  ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques.  ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.  ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance.  The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105” and formerly referred to as FAS 168) establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

For the nine months ended September 30, 2009 and 2008 income tax expense was $1,073,000 and $0, respectively. The income tax expense provision is included in the Company's accrued liabilities at September 30, 2009.

As at September 30,	2009	2008

Income Tax Provision at Statutory Rates	$2,553,000	$1,657,000
Adjustment to reconcile to the Income Tax Provision :
Valuation Allowances	-	-
Benefit of Net Operating Loss carry forward	(1,480,000)	(1,657,000)
Provision for Income Tax	$1,073,000	$-

Income taxes are recorded in accordance with Accounting Standards Codification sub-topic 740-10, Income Taxes (“ASC 740-10”).  ASC 740-10 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax assets, ASC 740-10 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

3.	Related Party Transactions

During the three and nine months ended September 30, 2009, the Company incurred rent expense of $19,700 and $49,249 for the London office compared with $17,517 and $52,550 for the comparable periods of 2008, respectively, which it rents from an affiliate of the Company.

4.	Fair Value of Financial Instruments

Fair Value Measurements

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1	-	Quoted prices in active markets for identical assets or liabilities.

Level 2	-
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	-	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. I n such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

		September 30, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	1	$12,696,691	$12,696,691	$8,281,899	$8,281,899
Marketable Securities	1	-	-	876,186	876,186
Other receivables	3	162,757	162,757	120,109	120,109
Investments	3	8,087,470	8,087,470	6,497,470	6,497,470

5.	Stock Options / Warrants

In accordance with the fair value recognition provisions of ASC 718-10, we estimate the stock-based compensation cost at the grant date based on the fair value of the award and recognize it as an expense on a graded vesting schedule over the requisite service period of the award.

The Company has adopted two stock compensation plans entitled the 2007 Equity Compensation Plan and 2008 Equity Compensation Plan.  Pursuant to these Equity Compensation Plans, grants of shares can be made to:

(i)	designated employees of Electronic Game Card Inc. (the “Company”) and its subsidiaries including Electronic Game Card Ltd,

(ii)	certain advisors who perform services for the Company or its subsidiaries, and

(iii)
non-employee members of the Board of Directors of the Company (the “Board”) with the opportunity to receive grants of incentive stock options, nonqualified options, share appreciation rights, restricted shares, dividend equivalent rights and cash awards.  The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company’s shareholders, and will align the economic interests of the participants with those of the shareholders.  The both Equity Compensation Plans provide for options equivalent up to 10% of the issued share capital of the company to be offered to those qualifying under the scheme.  On February 6, 2007 the Company issued 3,000,000 options to management and staff at an exercise price of 17.5c per share and 3,000,000 at an exercise price of 25c per share.  In September and October 2008 the company committed to issue 3,000,000 options at an exercise price of $0.52 and in February 2009, issued 3,000,000 options at an exercise price of $0.355.

The company has a total of 7,084,529 options and warrants outstanding at September 30, 2009.

The following table sets forth the options outstanding as of September 30, 2009 and 2008:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, September 30, 2008	8,700,000	$0.38	-
Granted, exercise price more than fair value	3,000,000	$0.36	-
Granted, exercise price more than fair value	1,000,000	$0.52

- Exercised	(5,950,000)	$0.22	-
- Cancelled	(750,000)	$0.42	-
Options outstanding, September 30, 2009	6,000,000	$0.48	-

For options exercised prior to September 30, 2009, the exercising parties owed approximately $628,761, which amount was paid in October 2009.  Accordingly, this amount has been classified as common stock receivable as of September 30, 2009.

A summary of the options outstanding as of September 30, 2009, by range of exercise prices is shown as follows:

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Shares / Warrants Currently Exercisable	Weighted Average Exercise Price Currently Exercisable	Weighted Average Contractual Remaining Life

$0.52	3,000,000	$0.52	0	$0.0	4.25 years
$0.36	3,000,000	$0.36	0	$0.0	2.75 years

The following table sets forth the summary of warrants issued, expired and outstanding as of September 30, 2009 and 2008 by range of exercise price:

	Exercise Price	Warrants	Weighted Average Exercise Price	Warrants Currently Exercisable	Weighted Average Exercise Price Currently Exercisable	Weighted Average Contractual Remaining Life	$

Issued	$0.50	2,183,307	$0.50	2,183,307	$0.50	0.5 years	1,091,654
Issued	$1.25	477,723	$1.25	477,723	$1.25	0.5 years	883,788
Issued	$0.52	500,000	$0.52	500,000	$0.52	4.0 years	260,000
September 30, 2008		3,161,030		3,161,030	$0.62	1.1 years	2,235,442

Exercised	$0.50	(2,076,501)	$0.50	(2,076,501)	-	-	-
September 30, 2009		1,084,529		1,084,529	$0.62	1.1 years	2,235,442

6.	Series A Preferred Convertible Stock

On March 24, and April 6th, 2005 the Company sold a total of $8,666,000 Convertible Promissory Notes to accredited investors in a private placement of securities.  This note was payable upon written demand on or after March 31, 2007, and was converted into Series A Preferred Convertible Stock (“Series A”) at the Company’s election on November 29, 2006.  Each share of Series A is convertible into one share of Common Stock at no cost by stockholder and is redeemable by the Company not later than March 15, 2010.  Series A pays interest at 6% per annum.  Dividends payable are included within accrued liabilities on the Company’s balance sheet.  Also, the Registrant issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A stock.  The Warrants shall be exercisable to acquire shares of Series A upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A.  The Series A Warrants first issued on March 24, 2005 expire on March 24, 2010.

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

Currently there are 2,840,163 Series A shares outstanding and there were 1,709,425 conversions in the nine-month period ended September 30, 2009.

7.	Investments

As of September 30, 2009 and December 31, 2008 the company had investments in the following entities:

	September 30, 2009	December 31, 2008

Prize Mobile Ltd	$1,860,235	$1,860,235
XOGO Ltd	1,314,735	1,314,735
Rosario Technologies Ltd	4,537,500	2,572,500
Quiz Factory	375,000	500,000
DG2L Technologies	-	250,000

Total Cost	$8,087,470	$6,497,470

The company holds 19.61% of Prize Mobile and less than 10% of each of the respective privately held entities which approximates the company’s pro rata share of their underlying value.  The company made these investments in technologies which are complimentary to its current technologies or has received stock from sale of other investments.  It is not practicable to estimate the fair value of the Company’s investment in the common stock of these entities because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.  However, management believes that the carrying amount of $8,087,470 was not impaired as of September 30, 2009.

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

EGC’s GameCards are used in the sales promotion market as an incentive or loyalty sales promotion tool to be given away by the brand promoter to the consumer with prizes given as rewards for winning simple fun games designed specially for the brand.An opportunity exists for the Company to sell GameCards for re-sale to the public as a gaming device in selected areas of the casino market in which blackjack, poker, bingo or similar games may be played.  In other areas of the world, however, re-sale is permitted and EGC expects to start marketing its range of game formats as soon as they are developed during the year.  EGC also intends to leverage its gaming, manufacturing and technology IP knowledge to the wider market place anticipated from rapidly expanding areas of digital communications offering reward based games opportunities.

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

We market our products through agents in the US, Europe and the rest of the World.  We currently have outlets in Irvine, California and London (U.K.).  Our management team has relevant experience in their appropriate markets to contract agents and distributors to sell and increase product.

Indian Gaming appertains solely to the sale of GameCards as gaming devices directly to the public in casinos and reservations owned and operated by Indian Tribes in the USA.  The Company has received Class II classification for its products from the National Indian Gaming Council (NIGC).

Product Development

The Company has a continuous program of product development comprising improvement of existing designs and additions to the suite of games currently on offer to clients.  Game design is divided into four stages; concept development, software writing, testing and finally manufacturing.  Product development and improvement is generated by in-house review and response to specific customer recommendations.

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

The development of the general knowledge gaming platform, now known as the iQuizCard Digital Squirt ™,  was revised after the development of the original working prototypes following internal discussions and with key stake holder partners, including manufacturers and designers. The iQuizCard Digital Squirt ™has now been enhanced to offer a stronger consumer proposition with integrated audio and large buttons and up dated player ergonomics to increase the relevance of the playing platform for today’s consumer and be ready for shipment to retails for the 2010 schedule.

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

Results of Operations

The company has recorded $4,238,061 of revenues this quarter compared with $3,043,566 in the same period in 2008 and $10,245,698 and $7,823,870 in the comparable nine month periods to September 30, 2009 and 2008.  This represents revenue growth of 39.2% and 31% respectively on the comparable periods and has been derived from repeat business, additional licensing and also trial orders of new lines introduced at the end of last year.  This may be regarded as volume growth as there have been no price increases compared with the same period last year.

Gross Profit for the three months ended September 30, 2009 was $3,313,262 an increase of 44.1% compared with $2,299,566 in the comparable period in 2008 and for the nine months ended September 30, 2009.   Gross Profit was $8,081,957 compared with $5,918,281 in the comparable period in 2008, 36.6% higher.  The overall increase in gross profit dollars ($) was directly attributable to the increase in Revenues.  The slight percentage (%) increase in gross profit margin reflected the increase in license fees which have minimal associated cost.  The company purchases its manufactured stock in USD and all cost of product is dependent on the strength of the currency at the time of ordering.

Sales and Marketing costs were $94,550 for the three months ended September 30, 2009 compared with $13,600 in the same period for 2008, the increase is due primarily to heightened marketing effort on new products.  Sales and Marketing costs were $165,696 compared with $54,954 in the comparable nine month period in 2008.  The current staffing levels are expected to increase as our sales and marketing team increase activity in the North America and the Pacific Rim.

General and Administration expenses were $256,276 for the three months ended September 30, 2009, an increase of 107.3% compared with $123,639 for the same period in 2008.  For the nine months ended September 30, 2009, General and Administration expenses were $619,751 and $451,237, an increase of 37.3% for the comparable period in 2008.  The increases reflect the higher staffing levels associated with new management, additional Directors and expenses relating to establishing the Company’s new head quarters in Irvine, CA.

Professional fees were higher at $408,219 for the three months ended September 30, 2009, an increase of 44.3% compared with $282,865 for the same period in 2008, and for the nine months ended September 30, 2009, professional fees were $986,868 and $560,014 for the comparable period in 2008, an increase of 76.2%.  These increases were largely due to higher costs resulting from the strengthened management team including consultants now in place.  Consulting fees related to the new management charged in this fiscal year total $703,000.

Salaries and payroll costs for the three months ended September 30, 2009 were $89,047 compared with $104,407 in 2008, lower than the comparable period and for the nine months ended September 30, 2009, salaries and payroll costs were $245,728 and $277,397 for the comparable period in 2008.  The staff costs in the United Kingdom have reduced, but this is partially offset by higher consulting charges.

Operating income excluding the interest charges for the three months to September 30, 2009 was $2,465,170 compared with $1,775,055, an increase of 38.9% for the comparable period in 2008, and for the nine months ended September 30, 2009, operating income was $6,063,914 compared with $4,574,679 in the comparable period in 2008, an increase of 24.6%.  Higher revenues and lower cost of sales combined to produce this improvement.

Total comprehensive income for the three months to September 30, 2009 was $1,734,114 compared with $1,685,375, an increase of 2.9% for the comparable period of 2008, and for the nine months ended September 30, 2009, total comprehensive income was $5,473,421 compared with $4,316,582 for the comparable period in 2008, 26.8% higher.  There was a foreign currency loss of $100,881 for the nine months ended September 30, 2009.

Basic earnings per share were $0.03 for the three months ended September 30, 2009 compared with $0.03 in the comparable period of 2008, and $0.09 for the nine months ended September 30, 2009 compared with $0.08 in the comparable period of 2008.  Fully diluted earnings per share were $0.03 for the three months ended September 30, 2009 compared with $0.03 in the comparable period of 2008 and $0.08 for the nine months ended September 30, 2009 compared with $0.07 in the comparable period of 2008.

Liquidity and Financial Resources

The Company had cash and cash equivalents of $12,696,691 at September 30, 2009 compared to $6,734,163 at September 30, 2008.  Operating expenses were approximately $848,092 for the quarter.  As of September 30, 2009, EGC’s current assets were $18,385,648 and current liabilities were $2,127,842.  Stockholders’ equity at September 30, 2009 was $22,105,473.  We had net cash provided by operating activities for the nine months ended September 30, 2009 and 2008 of $3,893,031 and $2,739,934, respectively.

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

There have been no material changes in our market risk since December 31, 2008.  We have Series A convertible preference stock which carries a 6% dividend and is redeemable in March 2010.  There are currently 2,840,163 of Series A outstanding.

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

At the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d -15-e under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer the Company concluded that information is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009, the end of the period.  Following the review by our Chief Executive Officer (or acting Chief Executive Officer, as the case may be) and our Interim Chief Financial Officer, each of them has determined that our disclosure controls and procedures are effective.

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

ELECTRONIC GAME CARD

Date : November 15, 2009	By: /s/ Lee J. Cole
Lee Cole
Executive Officer

Date : November 15, 2009	By: /s/ Linden J. Boyne
Linden J. Boyne
Secretary / Treasurer
(Principal Financial Officer)

End of Filing