Form 10-Q/A
period 2009-09-30
ELECTRONIC GAME CARD INC
filed 2009-11-23
CIK 1083036

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

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of September 30, 2009 and 2008, the Company had approximately $-0- and $13,810,000, respectively, in net operating loss carry forwards for U.S. income tax reporting purposes. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.  The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.  Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

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

On March 24, and April 6th, 2005 the Company sold a total of $8,666,000 Convertible Promissory Notes to accredited investors in a private placement of securities.  This note was payable upon written demand on or after March 31, 2007, and was converted into Series A Preferred Convertible Stock (“Series A”) at the Company’s election on November 29, 2006.  Each share of Series A is convertible into one share of Common Stock at no cost by stockholder and may be redeemable by the Company not later than March 15, 2010.  Series A pays interest at 6% per annum.  Dividends payable are included within accrued liabilities on the Company’s balance sheet.  Also, the Registrant issued one (1) warrant (a "Warrant") to acquire one (1) share of Series A Preferred Stock for every two shares of Series A stock at an original exercise price of $1.85 per share.  The Warrants shall be exercisable to acquire shares of Series A upon the effectiveness of actions by the Registrant's shareholders to authorize the Series A.  The Series A Warrants first issued on March 24, 2005 expire on March 24, 2010.

The Warrants are now exercisable at $0.50 per share of Series A, subject to adjustment, and are exercisable for a period of 5 years expiring on March 15, 2010  In addition, at the option of the holder, each Warrant is also immediately exercisable directly to acquire, instead of shares of Series A, shares of Common Stock on an as-converted-from-Series-A basis.  Unexercised Warrants shall expire earlier upon notice by the Company to the holders of the Warrants following any consecutive 30-day trading period during which the Common Stock trades on its principal market at a price at or above three (3) times the then applicable exercise price with average daily volume of at least 100,000 shares (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events).

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

8.	Subsequent Events

In October 2009, the Company entered into a Memorandum of Understanding with an unrelated private foreign company to form a strategic partnership to market, sell and distribute that entity's intellectual property in North America.

In November 2009, the Company undertook necessary changes to its management and board of directors due to the untimely passing of its Executive Chairman.

The Company has evaluated subsequent events through November 20, 2009, the date these financial statements were issued.

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